Form 10-Q
period 2026-03-31
SpyGlass Pharma, Inc.
filed 2026-05-14
CIK 1778922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.00001 per share, outstanding as of April 20, 2026 was 33,433,355.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical fact contained in this Quarterly Report, including statements regarding our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans, or intentions relating to product candidates and markets and business trends are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, “aim” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions.
These statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:
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
■our continued reliance on third parties, including clinical sites, to conduct additional clinical trials of our product candidates, and for the manufacture of our product candidates for clinical trials and commercialization of our product candidates, if approved;
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
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, operating results, financial condition and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law. You should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SPYGLASS PHARMA, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	As of
	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$238,902	$96,358
Short-term investments	12,100	11,078
Other receivables	653	431
Prepaid expenses and other current assets	1,707	901
Total current assets	253,362	108,768
Other non-current assets	789	492
Property and equipment, net	2,745	2,339
Deferred offering costs	—	2,715
Right-of-use asset	1,490	1,552
Total assets	$258,386	$115,866
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$3,514	$2,696
Payroll-related accruals	882	2,182
Other current liabilities	2,271	3,706
Total current liabilities	6,667	8,584
Lease liability, non-current	1,607	1,582
Total liabilities	8,274	10,166
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $.00001 par value; 0 shares authorized, issued and outstanding as of March 31, 2026; 116,618,581 shares authorized, 20,341,968 shares issued and outstanding as of December 31, 2025 (aggregate liquidation preference of $0 and $200,878 as of March 31, 2026 and December 31, 2025, respectively)	—	204,537
Stockholders' equity (deficit)
Preferred stock, $.00001 par value; 200,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2026; 0 shares authorized, issued, and outstanding as of December 31, 2025	—	—
Common stock, $.00001 par value; 1,000,000,000 shares authorized; 33,432,555 shares issued and outstanding as of March 31, 2026; 154,383,336 shares authorized; 2,203,620 shares issued and outstanding as of December 31, 2025	—	—
Common stock additional paid-in capital	368,660	5,893
Accumulated deficit	(118,548)	(104,730)
Total stockholders' equity (deficit)	250,112	(98,837)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$258,386	$115,866

See accompanying notes to unaudited condensed financial statements.

SPYGLASS PHARMA, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses
Research and development	$8,542	$6,052
General and administrative	6,867	1,371
Total operating expenses	15,409	7,423
Loss from operations	(15,409)	(7,423)
Other income (expense)
Interest income	1,591	126
Change in fair value of redeemable convertible preferred stock tranche liability	—	(1,526)
Total other income (expense)	1,591	(1,400)
Loss before income tax	(13,818)	(8,823)
Income tax provision	—	—
Net loss and comprehensive loss	$(13,818)	$(8,823)
Net loss per share
Weighted average common stock outstanding, basic and diluted	19,927,848	2,229,637
Net loss per share, basic and diluted	$(0.69)	$(3.96)

See accompanying notes to unaudited condensed financial statements.

SPYGLASS PHARMA, INC.
CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2025	9,608,914	$72,546	2,196,423	$—	$4,387	$(64,861)	$(60,474)
Stock option exercises	—	—	86,579	—	100	—	100
Stock-based compensation	—	—	—	—	345	—	345
Issuance of Series C-2 redeemable convertible preferred stock, net of issuance costs and tranche liability	4,933,589	54,939
Net loss and comprehensive loss	—	—	—	—	—	(8,823)	(8,823)
Balance, March 31, 2025	14,542,503	$127,485	2,283,002	$—	$4,832	$(73,684)	$(68,852)

Balance, January 1, 2026	20,341,968	204,537	2,203,620	—	5,893	(104,730)	(98,837)
Stock option exercises	—	—	105,717	—	55	—	55
Stock-based compensation	—	—	—	—	1,675	—	1,675
Conversion of redeemable convertible preferred stock into common stock on the initial public offering	(20,341,968)	(204,537)	20,341,968	—	204,537	—	204,537
Issuance of common stock in initial public offering, net of underwriting discounts and commissions and offering costs	—	—	10,781,250	—	156,500	—	156,500
Net loss and comprehensive loss	—	—	—	—	—	(13,818)	(13,818)
Balance, March 31, 2026	—	$—	33,432,555	$—	$368,660	$(118,548)	$250,112

See accompanying notes to unaudited condensed financial statements.

SPYGLASS PHARMA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(13,818)	$(8,823)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	318	124
Non-cash lease expense	63	99
Stock-based compensation	1,675	345
Change in fair value of redeemable convertible preferred stock tranche liability	—	1,526
Interest receivable	(31)	—
Changes in:
Other receivables	(222)	(205)
Prepaid expenses and other current assets	(805)	157
Other non-current assets	(298)	(26)
Accounts payable	953	(372)
Payroll-related accruals	(1,300)	(883)
Other current liabilities	(104)	(35)
Lease liability	25	(108)
Net cash used in operating activities	(13,544)	(8,201)
Cash flows from investing activities
Property and equipment	(676)	(164)
Purchases of short-term investments	(4,000)	—
Redemptions of short-term investments	3,009	—
Net cash used in investing activities	(1,667)	(164)
Cash flows from financing activities
Proceeds from exercise of stock options	55	100
Gross proceeds from issuance of redeemable convertible preferred stock	—	50,010
Issuance costs of redeemable convertible preferred stock	—	(14)
Gross proceeds from initial public offering of common stock, net of underwriting discounts and commissions	160,425	—
Payments for deferred initial public offering costs	(2,725)	—
Net cash provided by financing activities	157,755	50,096
Net increase in cash and cash equivalents	142,544	41,731
Cash and cash equivalents, beginning of period	96,358	16,268
Cash and cash equivalents, end of period	$238,902	$57,999

Supplemental cash flow information
Cash paid for taxes	$—	$4
Conversion of redeemable convertible preferred stock upon initial public offering	$204,537	$—
Settlement of redeemable convertible preferred stock tranche liability	$—	$4,943
Purchases of property and equipment included in accounts payable and other current liabilities	$296	$36
Deferred offering costs included in accounts payable and other current liabilities	$17	$—

See accompanying notes to unaudited condensed financial statements.

Notes to Condensed Financial Statements (Unaudited)
1. Description of Business
Business
SpyGlass Pharma, Inc. (the Company) was incorporated on January 7, 2019. The Company is a late-stage biopharmaceutical company and has initiated its Phase 3 clinical trials for its lead product, an IOL mounted, controlled release, drug delivery system intended to treat glaucoma through the delivery of the drug bimatoprost.
Reverse Stock Split
The Company’s board of directors and stockholders approved a one-for-5.7329 reverse stock split effective on January 28, 2026 of its issued and outstanding common stock, Series A, Series B, Series C-1, Series C-2, and Series D redeemable convertible preferred stock. Accordingly, all share and per share amounts for all periods presented in the accompanying condensed financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the effects of the reverse stock split. The authorized shares and par value of the common stock and preferred stock remained unchanged as a result of the reverse stock split. As the number, issuance price, and conversion price of all outstanding preferred stock were adjusted, the conversion ratios for each series of the Company’s preferred stock were unchanged. Additionally, the number of shares of common stock underlying outstanding stock options were proportionately reduced and the respective exercise prices were proportionately increased in accordance with the terms of the appropriate agreements.
Initial Public Offering of Common Stock
On February 9, 2026, the Company closed its initial public offering (IPO) of 10,781,250 shares of common stock, which included the exercise in full of the underwriters’ option to purchase 1,406,250 additional shares of common stock, at a public offering price of $16.00 per share. The aggregate gross proceeds from the offering were $172.5 million, before deducting underwriting discounts and commissions and other offering expenses. Upon the pricing of the IPO, on February 5, 2026, the Company granted 1,312,044 options to purchase shares of common stock at the public offering price under the Company’s 2026 Equity Incentive Plan (the 2026 Plan), which became effective in connection with the IPO of common stock. The Company’s 2019 Equity Incentive Plan (the 2019 Plan) terminated upon the effectiveness of the 2026 Plan, and the Company will not grant any additional awards under the 2019 Plan following its termination. However, the 2019 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under our 2019 Plan.
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
The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), which contemplate continuation of the Company as a going concern. To date, the Company has relied on equity financing to fund its operations. The Company has an accumulated deficit of $118.5 million as of March 31, 2026, and used cash in operations of $13.5 million during the three months ended March 31, 2026. While the Company has no revenue-generating activities, working capital totaled $246.7 million as of March 31, 2026.
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

In February 2026, the Company completed the IPO of its common stock, with aggregate gross proceeds from the offering of $172.5 million, before deducting underwriting discounts and commissions and other offering expenses. As of the issuance of these interim financial statements, management believes the Company’s existing cash, cash equivalents, and short-term investments provide sufficient liquidity to continue as a going concern for the next twelve months. The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.
2. Summary of Significant Accounting Policies
Basis of Presentation
The condensed financial statements and accompanying notes are prepared on the accrual basis of accounting in accordance with GAAP.
The condensed interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position at March 31, 2026 and the results of its operations and its cash flows for the three months ended March 31, 2026 and 2025. The financial data and other information disclosed in these notes related to the three months ended March 31, 2026 and 2025 are also unaudited. The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026 or for any other subsequent interim period. The accompanying condensed balance sheet at December 31, 2025 was derived from the Company’s audited annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025; however, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from the unaudited interim condensed financial statements.
The significant accounting policies and estimates used in the preparation of the accompanying condensed financial statements are described in the Company’s audited financial statements for the year ended December 31, 2025. There have been no material changes to the Company’s accounting policies during the three months ended March 31, 2026. Additionally, there have been no updates to the Company’s evaluation of recently issued accounting standards since the issuance of the Company’s audited financial statements for the year ended December 31, 2025.
3. Property and Equipment
Property and equipment, net consisted of the following at March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Machinery and equipment	$2,125	$2,098
Construction in progress - machinery and equipment	864	393
Furniture and fixtures	96	96
Computers and hardware	108	108
Software	99	99
Leasehold improvements	622	622
Construction in progress - leasehold improvements	263	37
Property and equipment, gross	4,177	3,453
Less: accumulated depreciation	(1,432)	(1,114)
Property and equipment, net	$2,745	$2,339

Depreciation expense for the three months ended March 31, 2026 and 2025 was $0.3 million and $0.1 million respectively, and was allocated as follows:

(in thousands)	March 31, 2026	March 31, 2025
Research and development	$301	$106
General and administrative	17	18
Depreciation expense	$318	$124

There were no gains or losses on dispositions of property and equipment for the three months ended March 31, 2026 and 2025. Additionally, there were no impairment losses recognized during the three months ended March 31, 2026 and 2025.
4. Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
In connection with the Company's IPO on February 9, 2026, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into shares of common stock at the applicable conversion ratio then in effect. The Company's outstanding shares of preferred stock were converted into 20,341,968 shares of common stock. As a result of the conversion, as of March 31, 2026, there were no authorized, issued or outstanding shares of redeemable convertible preferred stock.
Common Stock
As of March 31, 2026, the Company had authorized 1,000,000,000 shares of common stock with a par value of $0.00001, and as of December 31, 2025, the Company had authorized 154,383,336 shares of common stock with a par value of $0.00001. As of March 31, 2026 and December 31, 2025, 33,432,555 and 2,203,620 shares of common stock were issued and outstanding, respectively.
The Company repurchased 174,432 shares of its common stock at $8.31 per share in June 2025. The repurchased common stock was retired and returned to the status of authorized and unissued shares.
Redeemable Convertible Series A Preferred Stock
As of December 31, 2025, the Company had authorized 5,483,956 shares of Series A redeemable convertible preferred stock (Series A) with a par value of $0.00001. 956,575 shares of Series A were issued and outstanding as of December 31, 2025.
Prior to 2024, the Company entered into a Series A Preferred Stock Purchase Agreement which provided for the sale and issuance of the Company’s Series A to investors. The financing provided for multiple closings and was completed in May 2019 whereby an aggregate amount of 956,575 shares of Series A were sold and issued at a purchase price of $6.31 per share for an aggregate purchase price of $6.0 million in cash. Related issuance costs for the Series A aggregated to $0.1 million.
Redeemable Convertible Series B Preferred Stock
As of December 31, 2025, the Company had authorized 21,317,825 shares of Series B redeemable convertible preferred stock (Series B) with a par value of $0.00001.
Prior to 2024, the Company entered into a Series B Preferred Stock Purchase Agreement which provided for the sale and issuance of the Company’s Series B to investors at a purchase price of $7.40 per share. As of December 31, 2025, 3,718,503 shares of Series B were issued and outstanding. Gross cash proceeds raised from Series B totaled $27.5 million. Related issuance costs for the Series B aggregated to $0.2 million.
Redeemable Convertible Series C Preferred Stock
In July 2023, the Company entered into a Series C Preferred Stock Purchase Agreement which provided for the sale and issuance of the Company’s Series C redeemable convertible preferred stock in two tranches, Series C-1 and Series C-2, to investors at a purchase price of $8.11 per share and $10.14 per share, respectively. As of December 31, 2025, 4,933,836 shares of Series C-1 were issued and outstanding. Gross cash proceeds raised from Series C-1 totaled $40.0 million and were issued contemporaneously with the execution of the Series C Preferred Stock Purchase Agreement. The Company completed the issuance of the Series C-2 in March 2025. Gross cash proceeds raised from the issuance of 4,933,589 Series C-2 shares totaled $50.0 million. Related issuance costs for the Series C totaled $0.3 million from the original issuance in 2023 and an additional $20,772 in 2025 in conjunction with the Series C-2 issuance aggregating to $0.3 million.

Redeemable Convertible Preferred Stock Tranche Liability
The Company determined the right of the investors to purchase shares of Series C-2 redeemable convertible preferred stock at a fixed cash issuance price per share at a future date met the definition of a freestanding financial instrument as the instrument is legally detachable and separately exercisable (the Redeemable Convertible Preferred Stock Tranche Liability) from the shares of Series C-1 Preferred Stock. The Redeemable Convertible Preferred Stock Tranche Liability was recognized at fair value upon the issuance of the Series C-1 redeemable convertible preferred stock in July 2023. The Redeemable Convertible Preferred Stock Tranche Liability was subject to remeasurement at each balance sheet date, with changes in fair value recognized within other income (expense) in the condensed statement of operations and comprehensive loss. The Redeemable Convertible Preferred Stock Tranche Liability was measured at level 3 of the fair value hierarchy in accordance with ASC 820. Upon closing of the Series C-2 preferred stock tranche in March 2025, the Redeemable Convertible Preferred Stock Tranche Liability was settled.
Redeemable Convertible Series D Preferred Stock
In May 2025, the Company entered into a Series D Preferred Stock Purchase Agreement which provides for the sale and issuance of the Company’s Series D redeemable convertible preferred stock (Series D) to investors at a purchase price of $13.34. As of December 31, 2025, 5,799,465 shares of Series D were issued and outstanding. Gross cash proceeds raised from Series D in the initial closing in May 2025 totaled $75.0 million and were issued contemporaneously with the execution of the Series D Preferred Stock Purchase Agreement. Gross proceeds raised from the Series D in the subsequent closing in June 2025 totaled $2.3 million. Related issuance costs for the Series D totaled $0.3 million from the original issuance and an additional $5,254 in the subsequent issuance aggregating to $0.3 million.
Redeemable convertible preferred stock consisted of the following at December 31, 2025:

(in thousands, except share data)	Redeemable Convertible Preferred Stock
As of December 31, 2025	Shares	Amount	Aggregate Liquidation Preference
Series A preferred stock	956,575	$5,465	$6,032
Series B preferred stock	3,718,503	27,321	27,500
Series C-1 preferred stock	4,933,836	39,760	40,010
Series C-2 preferred stock	4,933,589	54,932	50,010
Series D preferred stock	5,799,465	77,059	77,326
Total redeemable convertible preferred stock	20,341,968	$204,537	$200,878

The Company completed its IPO on February 9, 2026. In connection with the IPO, all outstanding shares of redeemable convertible preferred stock converted into an aggregate of 20,341,968 shares of common stock. As a result, no shares of redeemable convertible preferred stock remain outstanding as of March 31, 2026.
For a description of the rights, preferences and privileges of the redeemable convertible preferred stock prior to its conversion, refer to Note 4 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
5. Fair Value Measurements
The Company’s assets and liabilities that are measured at fair value on a recurring basis include the following as of March 31, 2026 and December 31, 2025, set forth by level within the fair value hierarchy:

	As of March 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$9,501	$—	$—	$9,501
Short-term investments	—	12,100	—	12,100
Total Assets	$9,501	$12,100	$—	$21,601

	As of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$9,416	$—	$—	$9,416
Short-term investments	—	11,078	—	11,078
Total Assets	$9,416	$11,078	$—	$20,494

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
The following table reflects the fair value of the Company's level 3 Redeemable Convertible Preferred Stock Tranche Liability for the three months ended March 31, 2025:

(in thousands)
Fair value of the Redeemable Convertible Preferred Stock Tranche Liability as of December 31, 2024	$3,417
Change in fair value of the Redeemable Convertible Preferred Stock Tranche Liability in March 2025	1,526
Settlement of tranche in March 2025	(4,943)
Fair value of the Redeemable Convertible Preferred Stock Tranche Liability as of March 31, 2025	$—

Short-term investments consist of fixed income U.S. treasury securities and certificates of deposit with maturities primarily between three and twelve months. The United States Treasury securities and Certificate of Deposit investments are classified as held-to-maturity and are reported at amortized cost, plus any additional costs incurred, as of March 31, 2026 and December 31, 2025. The amortized cost and fair value of held-to-maturity securities approximated each other at March 31, 2026 and December 31, 2025.
During the three months ended March 31, 2026 and 2025, there were no transfers between level 1, level 2 and level 3.
6. Equity Based Compensation
Stock-based compensation expense is included in the accompanying condensed statements of operations and comprehensive loss and is allocated to operating expenses based on the function of the related employee. Total stock-based compensation expense for the three months ended March 31, 2026 and 2025 was $1.7 million and $0.3 million, respectively. Of these amounts, $0.6 million and $0.1 million were recorded to research and development expenses and $1.1 million and $0.2 million were recorded to general and administrative expenses for the three months ended March 31, 2026 and 2025, respectively.

The fair value of each option grant during the three months ended March 31, 2026 and 2025 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2026			2025
Expected volatility	78	-	79%	60%
Dividend yield	0%			0%
Risk free interest rates	3.87	-	3.97%	4.11	-	4.16%
Expected term (years)	6.5	-	7	6	-	7

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
Stock Option Activity
A summary of stock option activity for the three months ended March 31, 2026 is as follows:

(in thousands, except share and per share data)	Number of Shares Underlying Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2026	3,405,906	$4.64	$19,279
Granted	1,325,644	16.11
Cancelled / Expired	—	—
Exercised	(105,717)	0.52
Outstanding at March 31, 2026	4,625,833	$8.02	$82,770
Vested and expected to vest at March 31, 2026	4,625,833	$8.02	$82,770

The following table summarizes information concerning outstanding and exercisable stock options at March 31, 2026:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at March 31, 2026	4,625,833	$8.02	9.00
Exercisable at March 31, 2026	860,703	$2.07	7.57

The aggregate intrinsic value of exercisable options at March 31, 2026 was $20.5 million. As of March 31, 2026, unrecognized compensation cost related to non-vested options was $27.4 million, and the weighted average period over which this amount is expected to be recognized is 2.9 years. The weighted average grant date fair value of stock options granted during the three months ended March 31, 2026 and 2025 was $11.86 per share and $4.38 per share, respectively.

7. Commitments and Contingencies
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and short-term investments. Management mitigates such potential risks by maintaining the Company’s cash equivalents and short-term investment balances with entities that management believes possess high-credit quality. As of March 31, 2026 and December 31, 2025, the Company had $49.0 million and $18.9 million, respectively, on deposit that was not federally-insured or insured by the Securities Investor Protection Corporation.
University of Colorado License Agreement
In March 2020, the Company entered into a license agreement with the Regents of the University of Colorado, which was amended in December of 2020, May of 2023 and October of 2025, under which the Company obtained an exclusive, royalty-bearing, sublicensable, worldwide license under a patent application co-owned by the University of Colorado and the Company relating to an intra-ocular drug dispenser and all patents claiming priority to such patent to develop, manufacture, and commercialize products for use in the treatment of various ophthalmic diseases. The Company has the right to grant sublicenses to third parties.
The Company is required to reimburse the University of Colorado for costs incurred in applying and maintaining patents, which are recorded as a research and development expense as incurred. The Company is also required to pay the maintenance fees on an annual basis as each of the anniversary dates from the effective date. The Company expenses this annual license fee to research and development. The Company is required to make payments to the University of Colorado for contingent milestones achieved in the development and commercialization process. The future contingent milestone payments under the Agreements made prior to FDA approval (or the equivalent) are considered contingent upon future research and development outcomes and will be expensed to research and development when issuable. If milestones are achieved, the milestone payment related to FDA approval and any subsequent milestone payments will be capitalized. In addition, the Company is required to pay future royalty payments. The future royalty payments are contingent consideration and should be recorded when payment is probable and estimable. These payments will only be made if commercialization of the Licensed Product(s) is achieved. Therefore, the Company will record royalty payable if or when commercialization is completed and revenues associated with the Licensed Product are estimable and probable. Additionally, the Company must pay the University of Colorado a percentage of the sublicense income received if the Company decides to sublicense their rights to the Licensed Patents.
The Company recorded research and development expense in the amount of $0.1 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively, under the agreement.
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
On September 17, 2025, Glaukos Corporation (Glaukos) filed a lawsuit in the United States District Court for the Central District of California against the Company and against one of its employees (together, the Defendants) (Case No. 8:25-cv-02105) (the Complaint). Glaukos asserted two causes of action against the Company: trade secret misappropriation under the federal Defend Trade Secrets Act, and a similar claim under California’s unfair competition statute. Glaukos asserted three claims against the employee: breach of contract, fraud regarding employee exit documentation, and a violation of the Computer Fraud and Abuse Act. The Complaint requests customary remedies, including (a) a judgment that the Company misappropriated Glaukos’ trade secrets, (b) seizure of Defendants’ computers to arrange for the deletion of any of Glaukos’ trade secrets, (c) a temporary, preliminary and permanent injunction against the Defendants from the use of certain intellectual property, (d) damages, (e) attorneys’ fees, (f) interest on any foregoing sums, and (g) any relief as the court deems just and equitable, which could include future royalty payments. Although the Company believes it has meritorious defenses, vehemently denies the allegations and intends to defend the case vigorously, the outcome of this matter is inherently uncertain. Based on management’s review of the facts and circumstances currently available, the Company does not believe that a loss is probable, and no accrual has been recorded related to this matter as of March 31, 2026 and December 31, 2025.
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

Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for certain indemnifications. The Company’s exposure under these agreements is unknown because any such claims may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2026 and December 31, 2025, the Company does not have any material indemnification claims that were probably or reasonably possible and consequently have not recorded related liabilities.
Leases
The Company has entered into two operating lease agreements for office and lab space in Aliso Viejo, California. The Company entered into a lease termination agreement on December 1, 2023 and subsequently reinstated the lease on October 1, 2024 for a 12 month period where the Company elected the short-term lease practical expedient and expenses lease cost on a straight line basis. The Company entered into a new lease on January 1, 2024 with a noncancelable period of 90 months, an early termination option with a substantive penalty, and a five-year renewal option. The Company did not include the termination or renewal option in considering the lease term as the Company determined it was not likely to exercise the option. The lease was classified as an operating lease in accordance with the provisions of ASC 842, “Leases”, and discounted using an estimated incremental borrowing rate of 6.52%.
On November 22, 2025, the Company entered into a lease termination agreement related to its office and lab space in Aliso Viejo, California due to the necessity of additional space for operational needs. Under the terms of this agreement, the Company expects to terminate the lease no later than July 2026. Additionally, on November 22, 2025, the Company entered into a new operating lease agreement for office and lab space in Irvine, California. The new lease commenced on December 1, 2025 with a noncancelable period of 91 months, with a five-year renewal option, and no early termination option. The Company did not include the renewal option in considering the lease in accordance with the provisions of ASC 842 as the Company determined it was not likely to exercise the option, and discounted using an estimated incremental borrowing rate of 6.42%. The Company’s operating leases do not contain any significant residual value guarantees or restrictive covenants.
Additional balance sheet information related to the operating leases at March 31, 2026 and December 31, 2025 are as follows:

(in thousands)	March 31, 2026	December 31, 2025
ROU asset	$1,490	$1,552
Lease liabilities, current	—	—
Lease liabilities, non-current	1,607	1,582

The components of operating lease expense for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Operating lease cost (net of lease modification)	$88	$161
Short-term and variable lease cost	1	31

Variable lease costs were immaterial for the three months ended March 31, 2026 and 2025. Rent expense for the three months ended March 31, 2026 and 2025 was $0.1 million and $0.2 million, respectively.

Supplemental cash flows information related to leases for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Cash paid for amounts included in the measurement of operating lease liabilities	$1	$201
ROU asset in exchange for lease liability	$—	$—
Weighted average remaining lease term (years)	7.25	6.25
Weighted average discount rate	6.42%	6.52%

8. Income Taxes
The provision for income taxes primarily relates to projected federal and state income taxes calculated on the projected taxable income for the period. To determine the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on expected annual income as well as statutory tax rates in the various jurisdictions in which the Company operates. In addition, the tax effects of certain significant or unusual items are recognized discretely in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

As per ASC 740-270, the Company’s interim tax provision is computed based on the estimated annual effective tax rate approach. The estimated annual effective tax rate approach is used to determine the tax related to ordinary income unless certain exceptions apply. The Company records a valuation allowance to reduce its deferred taxes to the amount it believes is more likely than not to be realized. In making such determination, the Company considers all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. Based upon the Company’s review of all positive and negative evidence, the Company continues to have a full valuation allowance on its deferred tax assets as of March 31, 2026.

The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in condensed financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. Additionally, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the condensed financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized upon settlement. Accordingly, the Company establishes reserves for uncertain tax positions.

There was no income tax provision for each of the three months ended March 31, 2026 and 2025. The effective tax rate was 0% for each of the three months ended March 31, 2026 and 2025, and differs from the statutory federal income tax rate due to the deferred tax assets being subject to a full valuation allowance.

On July 4, 2025, the “One Big, Beautiful Bill Act” (OBBBA) was signed into federal law. The OBBBA included multiple provisions applicable to U.S. income tax for businesses, including bonus depreciation for qualified tangible property, immediate expensing of research expenditures, and updates to the calculation of disallowed interest. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The OBBBA provisions have an immaterial effect on the Company’s estimated annual effective tax rate and the condensed financial statements due to the full valuation allowance.
9. Related Party Transactions
Dr. Malik Y. Kahook, the Company’s co-founder, board chair, and chief medical officer, is a party to a services agreement with the Company and the University of Colorado Medicine, pursuant to which he provides services to the Company in connection with the responsibilities associated with his positions. Such service expenses are recorded within general and administrative operating expenses given the executive management and corporate governance related nature of Dr. Kahook’s positions. In conjunction with this agreement, the Company paid the University of Colorado Medicine $0.1 million and $0.1 million during the three months ended March 31, 2026 and 2025, respectively. The terms of the services agreement, which automatically renews each year, were approved by the Company’s board of directors. $43,005 and $24,995 was payable to the University of Colorado Medicine under this agreement as of March 31, 2026 and December 31, 2025, respectively.

10. Defined Contribution Plan
The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who meet minimum age and eligibility requirements and allows participants to defer a portion of their annual compensation on a pretax and/or after-tax basis. Company contributions to the plan may be made at the discretion of the Company’s board of directors. There were no contributions made by the Company during each of the three months ended March 31, 2026 and 2025.
11. Segment Information
The Company operates as a single reportable and single operating segment in the development of the treatment paradigm for patients living with chronic eye conditions through long-acting, sustained drug delivery of approved medicines. The Company has not generated revenues since inception. The Company’s chief operating decision maker (CODM) is its chief executive officer. The CODM reviews financial information on a basis consistent with the information presented in the condensed financial statements for purposes of making operating decisions, allocating resources, and evaluating financial performance. The Company’s CODM uses operating loss as the measure to evaluate the segment’s operating performance and to monitor budgeted to actual expenditures associated with capital projects. The measure of segment assets is reported on the Company’s condensed balance sheets as total assets.
During the current period, the Company modified its internal reporting structure and the information provided to its CODM. As a result, the CODM does not review or utilize more disaggregated expense information for purposes of assessing segment performance or allocating resources. Accordingly, disaggregated expense information previously presented is no longer provided, and the Company has not presented additional disaggregated expense information for its reportable single operating segment beyond the expense categories presented in the condensed statements of operations and comprehensive loss.
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

	Three Months Ended March 31,
(in thousands, except share and per share data)	2026	2025
Net loss and comprehensive loss	$(13,818)	$(8,823)
Basic and diluted weighted-average shares outstanding	19,927,848	2,229,637
Basic and diluted net loss per share	$(0.69)	$(3.96)

As of March 31, 2026, the Company’s stock-based compensation awards could have the most significant impact on diluted shares should the instruments represent dilutive instruments. However, securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price of stock options exceeds the average closing price of the Company’s shares of common stock during the period, because their inclusion would result in an anti-dilutive effect on the per share amounts.
The following amounts were not included in the calculation of net loss per diluted share for the periods presented because their effects were anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Stock options	4,625,833	1,556,748
Redeemable convertible preferred stock	—	14,542,503
Total	4,625,833	16,099,251

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the related notes to those statements and other financial information included elsewhere in this Quarterly Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed in the “Risk Factors” section contained in Part II, Item 1A of this Quarterly Report. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”
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
In our first-in-human (FIH) feasibility clinical trial, evaluable patients who received the BIM-IOL System achieved a mean IOP reduction of 37% at 36 months with no product-related adverse events (AEs). 95% of evaluable patients were off all topical IOP-lowering drops at 36 months, which we believe highlights the potential for long-term independence from such medications. In our Phase 1/2 multicenter, randomized, controlled trial, which is evaluating the safety and efficacy of the BIM-IOL System, patients who received the BIM-IOL System in the 78 mcg and 39 mcg dose groups achieved mean IOP reductions of 37% and 36%, respectively, at three months and sustained similar rates of mean IOP reduction at twelve months. 97% of treated patients were off topical IOP-lowering drops at three and twelve months, and the BIM-IOL System was observed to be well tolerated at both three and twelve months. In July 2025, we initiated two registrational Phase 3 trials with our intended commercial dose of 78 mcg, each expected to enroll approximately 400 patients across 45 sites. We expect to complete enrollment in 2027 and, pending successful Phase 3 results, we plan to submit a 505(b)(2) New Drug Application (NDA) to the FDA in 2028. There is no guarantee that our trials will produce positive results or be consistent with past trial results, and FDA approval is not guaranteed and the regulatory process may take longer than anticipated.
The BIM-IOL System is designed to address key limitations of current glaucoma care by enabling all cataract surgeons, not just those trained in minimally invasive glaucoma surgery, or MIGS, to treat elevated IOP when performing their routine cataract procedures, thereby reducing the reliance on patient adherence to topical medications in managing IOP. The BIM-IOL System is designed for long-acting, sustained delivery of bimatoprost over three years, which we believe can reduce or eliminate the need for daily topical medications. In addition, we believe our BIM-IOL System has the potential to triple the number of cataract surgeons who treat OAG or OHT routinely at the time of cataract surgery by providing a solution that seamlessly integrates into the existing procedural workflow. This integration of therapy at the time of cataract surgery – one of the most frequently performed outpatient procedures in ambulatory surgery centers in the United States–1–can also save patients from having to make additional appointments with glaucoma specialists.
Since our inception, we have devoted substantially all of our resources to the research and development of our product candidates by conducting clinical trials and preclinical studies, building our novel drug delivery technology (the SpyGlass Platform), and recruiting management and technical staff to support these operations.
1     Based on 2025 data taken from DefinitiveHealthcare.com

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
We have not generated any revenue from product sales and we have incurred recurring losses since our inception. Our net losses were $13.8 million and $8.8 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $118.5 million. We anticipate that our operating expenses and capital expenditures will increase substantially with our ongoing activities.
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
As of March 31, 2026, we had cash and cash equivalents and short-term investments of $251.0 million. We believe that the net proceeds from our IPO, together with our existing cash and cash equivalents and short-term investments at March 31, 2026, will be sufficient to fund our operating expenses and capital expenditure requirements through 2028. See “Liquidity and Capital Resources.”
Key Trends and Factors Affecting Comparability Between Periods
■We have built out, and are continuing to build out, our research and development team, and our research and development costs increased in 2026, relative to 2025, and we expect our research and development costs to continue to increase in 2026, relative to 2025, as a result of significant expenses related to the continued enrollment in our Phase 3 trials. See Part I, Item I (Business) of our Annual Report on Form 10-K for the year ended December 31, 2025 for more information about the Phase 1/2 and Phase 3 trials.
■We expect that general and administrative costs will increase in the future as we expand our operating activities.
■As a public company, our expenses will increase from prior years as a privately held company, including (i) costs to comply with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and those of The Nasdaq Stock Market (Nasdaq), (ii) legal, accounting and other professional services, (iii) directors and officers insurance, (iv) investor relations activities, and (v) other administrative and professional services.
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
For a more detailed description of the License Agreement, see the section titled “Exclusive License Agreement with the Regents of the University of Colorado” in Part I, Item 1 (Business) of our Annual Report on Form 10-K for the year ended December 31, 2025.
Basis of Presentation
The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the balance sheets and statements of operations and comprehensive loss presented herein. The following discussion and analysis are based on our unaudited condensed financial statements contained in this Quarterly Report, which we have prepared in accordance with U.S. generally accepted accounting principles (GAAP). You should read the discussion and analysis together with such unaudited condensed financial statements and the related notes thereto.
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
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, business development, sales and marketing, and other corporate functions. Other general and administrative expenses include professional fees for legal, auditing, tax and business consulting services, insurance costs, intellectual property and patent costs, facility costs and travel costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities. Additionally, we expect to incur significant additional expenses associated with being a public company that we did not incur as a privately-held company, including (i) costs to comply with the rules and regulations of the SEC and those of Nasdaq, (ii) legal, accounting and other professional services, (iii) directors and officers insurance, (iv) investor relations activities, and (v) other administrative and professional services.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table presents the results of operations for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2026	2025	Change	% Change
Operating expenses
Research and development	$8,542	$6,052	$2,490	41%
General and administrative	6,867	1,371	5,496	401%
Total operating expenses	15,409	7,423	7,986	108%
Loss from operations	(15,409)	(7,423)	(7,986)	108%
Other income (expense)
Interest income	1,591	126	1,465	1,163%
Change in fair value of redeemable convertible preferred stock tranche liability	—	(1,526)	1,526	(100)%
Total other income (expense)	1,591	(1,400)	2,991	(214)%
Loss before income tax	(13,818)	(8,823)	(4,995)	57%
Income tax provision	—	—	—	N/M
Net loss and comprehensive loss	$(13,818)	$(8,823)	$(4,995)	57%

Research and Development Expenses
Research and development expenses were $8.5 million for the three months ended March 31, 2026, an increase of $2.4 million, or 41%, from $6.1 million for the three months ended March 31, 2025. As it relates to the BIM-IOL system, there was an increase of $0.9 million in IOL and drug supply offset by a decrease of $0.9 million in contract research expenses related to the FIH feasibility, Phase 1/2, and Phase 3 clinical trials. An additional $2.4 million increase was due to headcount and related expenses. Expenditures related to our BIM-IOL program represented substantially all of our research and development expenses during the periods presented.
General and Administrative Expenses
General and administrative expenses were $6.9 million for the three months ended March 31, 2026, an increase of $5.5 million, or 401%, from $1.4 million for the three months ended March 31, 2025. The increase was primarily driven by a $1.8 million increase in headcount and related headcount expenses, inclusive of facility and travel expenses, and a $3.7 million increase in legal and other professional services.
Other Income (Expense)
Other income, net was $1.6 million for the three months ended March 31, 2026, an increase of $3.0 million, or (214)%, from $1.4 million in other expenses, net for the three months ended March 31, 2025. The increase was primarily driven by a $1.5 million increase in interest from our cash and cash equivalents and short-term investments and a $1.5 million decrease in loss in the change in fair value of Redeemable Convertible Preferred Stock Tranche Liability.

Liquidity and Capital Resources
We have incurred net losses in each year since inception and, as of March 31, 2026, we had an accumulated deficit of $118.5 million. Our net losses were $13.8 million and $8.8 million for the three months ended March 31, 2026 and 2025, respectively. These losses have resulted principally from costs incurred in connection with research and development of our product candidates by conducting preclinical studies and clinical trials, building the SpyGlass Platform, and recruiting management and technical staff to support these operations.
In February 2026, we completed our IPO, in which we issued and sold 10,781,250 shares of our common stock, which includes the exercise in full of the underwriters’ option to purchase 1,406,250 additional shares of our common stock, at a price to the public of $16.00 per share. The aggregate gross proceeds from the offering were $172.5 million, before deducting underwriting discounts and commissions and other offering costs.
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
From inception through March 31, 2026, we have received funding gross proceeds of $0.7 million from our initial seed financing, $6.0 million from the sale of Series A redeemable convertible preferred stock, $27.5 million from the sale of Series B redeemable convertible preferred stock, $40.0 million from the sale of Series C-1 redeemable convertible preferred stock, $50.0 million from the sale of Series C-2 redeemable convertible preferred stock, $77.3 million from the sale of Series D redeemable convertible preferred stock, and $172.5 million from the sale of common stock in our IPO.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Net cash (used in) provided by:
Operating activities	(13,544)	(8,201)
Investing activities	(1,667)	(164)
Financing activities	157,755	50,096
Net increase in cash and cash equivalents	$142,544	$41,731

Net Cash Used in Operating Activities
Our net cash used in operating activities primarily results from our net loss adjusted for non-cash expenses, changes in working capital components, amounts due to contract research organizations and clinical sites to conduct our clinical programs, manufacturing of drug product and employee-related expenditures for research and development and general and administrative activities. Our cash flows from operating activities will continue to be affected by spending to develop and pursue regulatory approval for our product candidates and commercialization activities, if approval is obtained. Our cash flows will also be affected by other operating and general administrative activities, including operating as a public company.
For the three months ended March 31, 2026, cash used in operating activities was $13.5 million and resulted from our net loss of $13.8 million, offset by adjustments to reconcile net loss to cash and changes in assets and liabilities of $0.3 million.

For the three months ended March 31, 2025, cash used in operating activities was $8.2 million and resulted from our net loss of $8.8 million, offset by adjustments to reconcile net loss to cash and changes in assets and liabilities of $0.6 million.
Net Cash Used in Investing Activities
Cash used in investing activities for the three months ended March 31, 2026 was $1.7 million and primarily related to the purchase of $4.0 million of short-term investments and $0.7 million of property and equipment, offset by the redemption of $3.0 million of short-term investments.
Cash used in investing activities for the three months ended March 31, 2025 was $0.2 million and primarily related to the purchase of $0.2 million of property and equipment.
Net Cash Provided by Financing Activities
Cash provided by financing activities for the three months ended March 31, 2026 was $157.8 million and primarily related to $157.7 million in net cash proceeds from our IPO and proceeds of $0.1 million from the exercise of stock options.
Cash provided by financing activities for the three months ended March 31, 2025 was $50.1 million and primarily related to $50.0 million in net cash proceeds from the sale of our Series C-2 redeemable convertible preferred stock and $0.1 million from the exercise of stock options.
Future Funding Requirements
We believe that the net proceeds from our IPO, together with our existing cash and cash equivalents and short-term investments at March 31, 2026, will be sufficient to fund our operating expenses and capital expenditure requirements through 2028. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we currently expect.
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
Material Cash Requirements from Contractual Obligations
We have entered into two leases for 22,592 square feet of office and lab space in Aliso Viejo, California pursuant to a lease that expires not later than July 31, 2026. We have entered into a lease for a new headquarters in Irvine, California consisting of approximately 32,621 rentable square feet of office and laboratory space for a term of approximately 84 months commencing on July 1, 2026. See “Note 7 - Commitments and Contingencies” to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for details related to future lease payments.
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
For a discussion of our critical accounting policies and estimates, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates,” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K.
Recent Accounting Pronouncements
See “Note 2 - Summary of Significant Accounting Policies” to our unaudited condensed financial statements included elsewhere in this Quarterly Report for a discussion of recent accounting pronouncements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company, as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2026 because of the material weakness in internal controls further discussed below.
In connection with the preparation of our financial statements for the period ended March 31, 2026 and the year ended December 31, 2025, we concluded that there was a material weakness in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. If one or more material weaknesses persist or if we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.
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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this Quarterly Report that have materially affected, or are likely to materially affect, our internal control over financial reporting.
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
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Part I - Item 1. Financial Statements - Note 7 - Commitments and Contingencies.”
Item 1A. Risk Factors
You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q and in our other public filings, in evaluating our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.
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
We do not have any products approved for sale, we have not generated any revenue from the sale of products, and we have incurred significant net losses since our company’s formation. We have funded our operations primarily from the sale and issuance of redeemable convertible preferred stock and our IPO. Our net losses were $13.8 million and $8.8 million for the periods ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $118.5 million. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
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
Our future success is dependent on our ability to timely complete clinical trials, obtain marketing approval for and successfully commercialize our lead product candidate, the Bimatoprost Drug Pad-IOL System (BIM-IOL System), which is comprised of novel, proprietary non-bioerodible drug pads attached to our non-bioerodible intraocular lens (IOL), designed to release three years of bimatoprost, the active pharmaceutical ingredient (API) in a highly effective prostaglandin analog (PGA) that was approved by the FDA in 2001. The BIM-IOL System is designed to be implanted during routine cataract surgery to reduce elevated intraocular pressure (IOP) in patients undergoing cataract surgery who have either open-angle glaucoma (OAG) or ocular hypertension (OHT). We are investing significant efforts and financial resources in the research and development of the BIM-IOL System and the SpyGlass Platform generally. We are conducting a Phase 1/2 clinical trial and are continuing to enroll in two registrational Phase 3 clinical trials. We expect to complete enrollment in 2027 and, pending successful Phase 3 results, we plan to submit a 505(b)(2) New Drug Application (NDA) to the FDA in 2028 to seek approval of the BIM-IOL System. We have no products approved for commercial sale and do not anticipate generating any revenue unless our BIM-IOL System or one of our other product candidates receives the regulatory approvals necessary for commercialization. Our ability to generate revenues from product sales will depend on our obtaining marketing approval for and commercializing any such approved product, and we cannot accurately predict when or if our BIM-IOL System or any of our other product candidates will be found safe and effective in humans for our proposed indications or whether our BIM-IOL System or any other such product candidates will receive marketing approval in any jurisdiction. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA and comparable foreign regulatory authorities, as applicable, and we may never receive such marketing approvals.
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
As of March 31, 2026, we had cash and cash equivalents and short-term investments of $251.0 million. We believe that the estimated net proceeds from our IPO, together with our existing cash and cash equivalents and short-term investments, will be sufficient to fund our operating expenses and capital expenditure requirements through 2028. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities.
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
As of March 31, 2026, we had 68 full-time employees. We will need to expand our organization, and we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
In connection with the preparation of our financial statements included elsewhere in this Quarterly Report, we concluded that there was a material weakness in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of our financial statements will not be prevented or detected on a timely basis. If one or more material weaknesses persist or if we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected. In particular, we concluded that we had control deficiencies related to an insufficient complement of personnel with an appropriate level of technical knowledge for oversight of specialists and to create the proper environment for effective internal control over financial reporting, the lack of an effective risk assessment process, the lack of formalized processes and control activities to support the appropriate segregation of duties over the review of account reconciliations and journal entries, and the lack of monitoring and communication of control processes and relevant accounting policies and procedures. Management is taking steps to remediate this material weakness in our internal control over financial reporting, including hiring additional accounting personnel to assume transaction level responsibilities to appropriately segregate duties between preparers and reviewers.
As a public company, we are required to file annual and quarterly reports containing our financial statements and are subject to the requirements and standards set by the SEC, the Public Company Accounting Oversight Board (PCAOB) and Nasdaq. If we fail to remediate our material weaknesses or to otherwise develop and maintain adequate internal control over financial reporting, we could fail to timely and accurately report our financial results or prevent fraud, have to restate our financial statements or have our stock delisted. Any such failure could also adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that will be required when the SEC's rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning with our annual report on Form 10-K for the year following our first annual report on Form 10-K required to be filed with the SEC. As a result, stockholders could lose confidence in our financial reporting and we could be subject to litigation from investors and stockholders, we could be subject to sanctions or investigations by the SEC, Nasdaq or other regulatory authorities, our access to the capital markets may be restricted and the trading price of our common stock could suffer.
While we are taking measures and plan to continue to take measures to design and implement an effective control environment, we cannot assure you that the measures we have taken to date and other remediation and internal control measures we implement in the future will be sufficient to remediate our material weakness or prevent future material weaknesses. We may discover additional weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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
Prior to our IPO, there was no public market for our common stock. Although our common stock is listed on the Nasdaq Global Select Market under the symbol “SGP,” an active trading market for our common stock may not develop, of if it is developed, may not be sustained and the trading market may be limited. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.
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
As of April 20, 2026, our directors, executive officers, holders of more than 5% of our common stock and their respective affiliates beneficially owned, in the aggregate, approximately 81% of the shares of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors, amendments of our organizational documents and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company and might affect the market price of our common stock.
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
As of April 20, 2026, we had 33,433,355 shares of common stock outstanding. Of these shares, 10,781,250 shares are freely tradable and substantially all of the remaining shares of common stock will be available for sale in the public market beginning in August 2026 following the scheduled expiration of lock-up agreements that certain of our stockholders and the underwriters entered into in connection with our IPO. Jefferies LLC and Leerink Partners LLC may, in their sole discretion and at any time or from time to time before the termination of the lock-up period release all or any portion of the securities subject to the lock-up agreements.

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
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (JOBS Act). As a result of this status, we have taken advantage of reduced reporting requirements in this Quarterly Report and, for as long as we continue to be an emerging growth company, we may continue to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (Sarbanes-Oxley Act), reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO (i.e., December 31, 2031, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which requires, among other things, that the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.
Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (if we are also a non-accelerated filer at that time) and reduced disclosure obligations regarding executive compensation. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
As a public company, we will incur substantial legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” For example, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the rules and regulations of the SEC and the listing standards of Nasdaq. Our management and other personnel will need to devote a substantial amount of time to compliance with these requirements and we expect these rules and regulations to substantially increase our legal and financial compliance costs. For example, we expect these rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors, particularly to serve on our audit committee and compensation committee, or as our executive officers. In addition, we have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting. In that regard, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In addition, as a public company, we may be subject to stockholder activism, which can lead to substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in this Quarterly Report and in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and results of operations. These increased costs and demands upon management could adversely affect our business, results of operations and financial condition.
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
As of December 31, 2025, we had United States federal and state net operating loss (NOL) carryforwards of $76.5 million and $5.0 million, respectively, which may be available to offset future taxable income for United States income tax purposes. The federal NOL carryforwards of $76.5 million may be carried forward indefinitely. State NOL carryforwards totaling $5.0 million begin to expire in 2029, unless previously utilized. In addition, we had federal and state tax credit carryforwards totaling $3.3 million and $4.2 million, respectively. The federal tax credit carryforwards will begin to expire in 2039 unless previously utilized. The state tax credit carryforwards may be carried forward indefinitely.
Under current law, United States federal NOLs generated in taxable periods beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such NOL carryforwards in a taxable year is limited to 80% of current year taxable income (with certain adjustments). Many state jurisdictions conform to federal law for this purpose or have other provisions that limit the deductibility of state NOL carryforwards in a taxable period. In addition, under Sections 382 and 383 of the Code, United States federal NOL carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership of equity by more than 50 percentage points (by value) within a rolling three-year period. To the extent we have experienced or will experience an ownership change(s) (which may be outside of our control), our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited. If we earn taxable income, such limitations could result in increased future income tax liability to us, and our future cash flows could be adversely affected.
We may be subject to adverse legislative or regulatory tax changes that could negatively impact our financial condition.
We are or may become subject to income and non-income taxes in the United States under federal, state, and local jurisdictions in which we may operate. The rules dealing with U.S. federal, state, and local income and non-income taxation are constantly under review by persons involved in the legislative process and by the U.S. Internal Revenue Service, the U.S. Treasury Department and other applicable tax authorities. Changes to tax laws (which changes may have retroactive application) or in their implementation or interpretation could adversely affect us or our stockholders. We continually assess the impact of various tax reform proposals in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we will make about our future taxable income. For example, U.S. federal income tax legislation commonly referred to as the One Big Beautiful Bill Act (OBBBA) was enacted in July 2025. The OBBBA did not have a material impact on our financial statements for the period ended March 31, 2026 and for the year ended December 31, 2025. We continue to evaluate the implications of this legislation on future periods. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. Any such changes, among others, may adversely affect our effective tax rate, results of operation, and general business condition.

In addition, our tax returns are subject to examination by the Internal Revenue Service and state and local tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of the provision for income taxes. Audits or challenges to our tax positions by taxing authorities could result in unforeseen tax-related liabilities, which may harm our future financial results.
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
As of March 31, 2026, we had cash and cash equivalents and short-term investments of $251.0 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and short-term investments since March 31, 2026, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and short-term investments or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On February 5, 2026, we granted to certain of our service providers stock options to purchase an aggregate of 1,312,044 shares of our common stock under the 2026 Plan at a weighted-average exercise price of $16.00 per share.
In January 2026, we issued and sold to our employees an aggregate of 99,719 shares of common stock upon the exercise of stock options issued under the 2019 Plan at exercise prices ranging from $0.38 to $2.18 per share, for an aggregate exercise price of $41.3 thousand.
These issuances were deemed to be exempt from registration under the Securities Act pursuant to Rule 701 promulgated under the Securities Act.
Use of Proceeds
On February 9, 2026, we completed our IPO, in which we issued and sold 10,781,250 shares of our common stock, at a price to the public of $16.00 per share. The net proceeds to the Company from the IPO were approximately $156.5 million, after deducting underwriting fees and offering costs. All of the shares of common stock issued and sold in our IPO were registered under the Securities Act, pursuant to a registration statement on Form S-1 (File No. 333-292779), which was declared effective by the SEC on January 30, 2025. Jefferies LLC, Leerink Partners LLC, Citigroup Global Markets Inc. and Stifel, Nicolaus & Company, Incorporated acted as representatives of the several underwriters of the IPO. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.
There has been no material change in the intended use of proceeds from our IPO as described in our prospectus dated February 5, 2026 (File No. 333-292779), as filed with the SEC on February 6, 2026 pursuant to Rule 424(b)(4) under the Securities Act.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

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

10.11+*	Professional Services Agreement between the Registrant and University Physicians, Inc., d/b/a University of Colorado Medicine, dated February 21, 2019, including the amendments thereto.
10.12+
Change in Control and Severance Plan and related form participation agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on January 29, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (embedded with the Inline XBRL document)
*Filed herewith.
+     Indicates management contract or compensatory plan.
†     The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of SpyGlass Pharma, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2026	SPYGLASS PHARMA, INC.
	By:	/s/ Jean-Frédéric Viret, Ph.D.
Jean-Frédéric Viret, Ph.D.
Chief Financial Officer
(Principal Financial Officer and duly authorized on behalf of the registrant)