Form 10-Q
period 2026-06-30
SpyGlass Pharma, Inc.
filed 2026-08-06
CIK 1778922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to
Commission file number 001-43105
___________________________
SpyGlass Pharma, Inc.
(Exact name of registrant as specified in its charter)
___________________________

Delaware	83-3044245
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15326 Alton Parkway Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)
(949) 284-6904
(Registrant’s telephone number, including area code)
27061 Aliso Creek Rd., Suite 100
Aliso Viejo, California 92656
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.00001 per share, outstanding as of July 29, 2026 was 33,447,979.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SPYGLASS PHARMA, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	As of
	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$223,143	$96,358
Short-term investments	11,043	11,078
Other receivables	678	431
Prepaid expenses and other current assets	1,597	901
Total current assets	236,461	108,768
Other non-current assets	759	492
Property and equipment, net	4,785	2,339
Deferred offering costs	—	2,715
Right-of-use asset	1,428	1,552
Total assets	$243,433	$115,866
Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities
Accounts payable	$4,155	$2,696
Payroll-related accruals	1,723	2,182
Other current liabilities	3,559	3,706
Total current liabilities	9,437	8,584
Lease liability, non-current	1,632	1,582
Total liabilities	11,069	10,166
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $.00001 par value; 0 shares authorized, issued and outstanding as of June 30, 2026; 116,618,581 shares authorized, 20,341,968 shares issued and outstanding as of December 31, 2025 (aggregate liquidation preference of $0 and $200,878 as of June 30, 2026 and December 31, 2025, respectively)	—	204,537
Stockholders' equity (deficit)
Preferred stock, $.00001 par value; 200,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2026; 0 shares authorized, issued, and outstanding as of December 31, 2025	—	—
Common stock, $.00001 par value; 1,000,000,000 shares authorized, 33,446,315 shares issued and outstanding as of June 30, 2026; 154,383,336 shares authorized; 2,203,620 shares issued and outstanding as of December 31, 2025	—	—
Common stock additional paid-in capital	370,776	5,893
Accumulated deficit	(138,412)	(104,730)
Total stockholders' equity (deficit)	232,364	(98,837)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$243,433	$115,866

See accompanying notes to unaudited condensed financial statements.

SPYGLASS PHARMA, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses
Research and development	$10,942	$7,333	$19,484	$13,385
General and administrative	11,025	1,964	17,892	3,335
Total operating expenses	21,967	9,297	37,376	16,720
Loss from operations	(21,967)	(9,297)	(37,376)	(16,720)
Other income (expense)
Interest income	2,103	622	3,694	748
Change in fair value of redeemable convertible preferred stock tranche liability	—	—	—	(1,526)
Total other income (expense)	2,103	622	3,694	(778)
Loss before income tax	(19,864)	(8,675)	(33,682)	(17,498)
Income tax provision	—	—	—	—
Net loss and comprehensive loss	$(19,864)	$(8,675)	$(33,682)	$(17,498)
Net loss per share
Weighted average common stock outstanding, basic and diluted	33,439,543	2,277,521	26,721,021	2,253,711
Net loss per share, basic and diluted	$(0.59)	$(3.81)	$(1.26)	$(7.76)

See accompanying notes to unaudited condensed financial statements.

SPYGLASS PHARMA, INC.
CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Three and Six Months Ended June 30, 2026
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2026	20,341,968	$204,537	2,203,620	$—	$5,893	$(104,730)	$(98,837)
Stock option exercises	—	—	105,717	—	55	—	55
Stock-based compensation	—	—	—	—	1,675	—	1,675
Conversion of redeemable convertible preferred stock into common stock on the initial public offering	(20,341,968)	(204,537)	20,341,968	—	204,537	—	204,537
Issuance of common stock in initial public offering, net of underwriting discounts and commissions and offering costs	—	—	10,781,250	—	156,500	—	156,500
Net loss and comprehensive loss	—	—	—	—	—	(13,818)	(13,818)
Balance, March 31, 2026	—	$—	33,432,555	$—	$368,660	$(118,548)	$250,112
Stock option exercises	—	—	13,760	—	31	—	31
Stock-based compensation	—	—	—	—	2,085	—	2,085
Net loss and comprehensive loss	—	—	—	—	—	(19,864)	(19,864)
Balance, June 30, 2026	—	$—	33,446,315	$—	$370,776	$(138,412)	$232,364

See accompanying notes to unaudited condensed financial statements.

SPYGLASS PHARMA, INC.
CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Three and Six Months Ended June 30, 2025
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2025	9,608,914	$72,546	2,196,423	$—	$4,387	$(64,861)	$(60,474)
Stock option exercises	—	—	86,579	—	100	—	100
Stock-based compensation	—	—	—	—	345	—	345
Issuance of Series C-2 redeemable convertible preferred stock, net of issuance costs and tranche liability	4,933,589	54,939	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	(8,823)	(8,823)
Balance, March 31, 2025	14,542,503	$127,485	2,283,002	$—	$4,832	$(73,684)	$(68,852)
Stock option exercises	—	—	10,082	—	11	—	11
Stock-based compensation	—	—			587	—	587
Repurchase of common stock	—	—	(174,432)	—	(1,450)	—	(1,450)
Series C-2 redeemable convertible preferred stock issuance costs	—	(7)	—	—	—	—	—
Issuance of Series D redeemable convertible preferred stock, net of issuance costs	5,799,465	77,059	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	(8,675)	(8,675)
Balance, June 30, 2025	20,341,968	$204,537	2,118,652	$—	$3,980	$(82,359)	$(78,379)

See accompanying notes to unaudited condensed financial statements.

SPYGLASS PHARMA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(33,682)	$(17,498)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	660	258
Loss on disposal of property and equipment	—	4
Non-cash lease expense	125	200
Stock-based compensation	3,760	932
Change in fair value of redeemable convertible preferred stock tranche liability	—	1,526
Interest receivable	27	—
Changes in:
Other receivables	(247)	(123)
Prepaid expenses and other current assets	(696)	113
Other non-current assets	(268)	36
Accounts payable	1,717	816
Payroll-related accruals	(459)	(499)
Other current liabilities	629	(74)
Lease liability	51	(217)
Net cash used in operating activities	(28,383)	(14,526)
Cash flows from investing activities
Property and equipment	(2,608)	(216)
Purchases of short-term investments	(11,000)	—
Redemptions of short-term investments	11,008	—
Net cash used in investing activities	(2,600)	(216)
Cash flows from financing activities
Proceeds from exercise of stock options	86	111
Repurchases of common stock	—	(1,450)
Gross proceeds from issuance of redeemable convertible preferred stock	—	127,336
Issuance costs of redeemable convertible preferred stock	—	(288)
Gross proceeds from initial public offering of common stock, net of underwriting discounts and commissions	160,425	—
Payments for deferred initial public offering costs	(2,743)	—
Net cash provided by financing activities	157,768	125,709
Net increase in cash and cash equivalents	126,785	110,967
Cash and cash equivalents, beginning of period	96,358	16,268
Cash and cash equivalents, end of period	$223,143	$127,235
Supplemental cash flow information
Cash paid for taxes	$1	$4
Conversion of redeemable convertible preferred stock upon initial public offering	$204,537	$—
Settlement of redeemable convertible preferred stock tranche liability	$—	$4,943
Purchases of property and equipment included in accounts payable and other current liabilities	$745	$48
Deferred offering costs included in accounts payable and other current liabilities	$—	$421

See accompanying notes to unaudited condensed financial statements.

Notes to Condensed Financial Statements (Unaudited)
1. Description of Business
Business
SpyGlass Pharma, Inc. (the Company) was incorporated on January 7, 2019. The Company is a late-stage biopharmaceutical company and has initiated its Phase 3 clinical trials for its lead product, an intraocular lens mounted, controlled release, drug delivery system intended to treat glaucoma through the delivery of the drug bimatoprost.
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
The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), which contemplate continuation of the Company as a going concern. To date, the Company has relied on equity financing to fund its operations. The Company has an accumulated deficit of $138.4 million as of June 30, 2026, and used cash in operations of $28.4 million during the six months ended June 30, 2026. While the Company has no revenue-generating activities, working capital totaled $227.0 million as of June 30, 2026.
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

In February 2026, the Company completed the IPO of its common stock, with aggregate gross proceeds from the offering of $172.5 million, before deducting underwriting discounts and commissions and other offering expenses. As of the issuance of these condensed interim financial statements, management believes the Company’s existing cash, cash equivalents, and short-term investments provide sufficient liquidity to continue as a going concern for the next twelve months. The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.
2. Summary of Significant Accounting Policies
Basis of Presentation
The condensed financial statements and accompanying notes are prepared on the accrual basis of accounting in accordance with GAAP.
The condensed interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position at June 30, 2026, the results of its operations for the three and six months ended June 30, 2026 and 2025, and the results of its cash flows for the six months ended June 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2026 and 2025 are also unaudited. The results for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026 or for any other subsequent interim period. The accompanying condensed balance sheet at December 31, 2025 was derived from the Company’s audited annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025; however, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from the unaudited interim condensed financial statements.
The significant accounting policies and estimates used in the preparation of the accompanying condensed financial statements are described in the Company’s audited financial statements for the year ended December 31, 2025. There have been no material changes to the Company’s accounting policies during the three and six months ended June 30, 2026. Additionally, there have been no updates to the Company’s evaluation of recently issued accounting standards since the issuance of the Company’s audited financial statements for the year ended December 31, 2025.
3. Property and Equipment, Net
Property and equipment, net consisted of the following at June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Machinery and equipment	$2,690	$2,098
Furniture and fixtures	96	96
Computers and hardware	108	108
Software	99	99
Leasehold improvements	584	622
Construction in progress	2,982	430
Property and equipment, gross	6,559	3,453
Less: accumulated depreciation	(1,774)	(1,114)
Property and equipment, net	$4,785	$2,339

Depreciation expense for the three and six months ended June 30, 2026 was $0.3 million and $0.7 million, respectively, and was $0.1 million and $0.3 million for the three and six months ended June 30, 2025, respectively. Depreciation expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Research and development	$324	$118	$626	$224
General and administrative	17	17	34	34
Depreciation expense	$341	$135	$660	$258

There were no gains or losses on dispositions of property and equipment for the three and six months ended June 30, 2026. The Company recognized a loss of $3.9 thousand for the disposition of property and equipment for the three and six months ended June 30, 2025. Additionally, there were no impairment losses recognized during each of the three and six months ended June 30, 2026 and 2025.
4. Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
In connection with the Company's IPO on February 9, 2026, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into shares of common stock at the applicable conversion ratio then in effect. The Company's outstanding shares of preferred stock were converted into 20,341,968 shares of common stock. As a result of the conversion, as of June 30, 2026, there were no authorized, issued or outstanding shares of redeemable convertible preferred stock.
Common Stock
As of June 30, 2026, the Company had authorized 1,000,000,000 shares of common stock with a par value of $0.00001, and as of December 31, 2025, the Company had authorized 154,383,336 shares of common stock with a par value of $0.00001. As of June 30, 2026 and December 31, 2025, 33,446,315 and 2,203,620 shares of common stock were issued and outstanding, respectively.
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

The Company completed its IPO on February 9, 2026. In connection with the IPO, all outstanding shares of redeemable convertible preferred stock converted into an aggregate of 20,341,968 shares of common stock. As a result, no shares of redeemable convertible preferred stock remain outstanding as of June 30, 2026.
For a description of the rights, preferences and privileges of the redeemable convertible preferred stock prior to its conversion, refer to Note 4 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
5. Fair Value Measurements
The Company’s assets and liabilities that are measured at fair value on a recurring basis include the following as of June 30, 2026 and December 31, 2025, set forth by level within the fair value hierarchy:

	As of June 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$9,586	$—	$—	$9,586
Short-term investments	—	11,043	—	11,043
Total Assets	$9,586	$11,043	$—	$20,629

	As of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$9,416	$—	$—	$9,416
Short-term investments	—	11,078	—	11,078
Total Assets	$9,416	$11,078	$—	$20,494

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
The following table reflects the fair value of the Company's level 3 Redeemable Convertible Preferred Stock Tranche Liability for the three and six months ended June 30, 2025:

(in thousands)
Fair value of the Redeemable Convertible Preferred Stock Tranche Liability as of December 31, 2024	$3,417
Change in fair value of the Redeemable Convertible Preferred Stock Tranche Liability in March 2025	1,526
Settlement of tranche in March 2025	(4,943)
Fair value of the Redeemable Convertible Preferred Stock Tranche Liability as of June 30, 2025	$—

Short-term investments consist of fixed income U.S. treasury securities and certificates of deposit with maturities primarily between three and twelve months. The United States Treasury securities and Certificate of Deposit investments are classified as held-to-maturity and are reported at amortized cost, plus any additional costs incurred, as of June 30, 2026 and December 31, 2025. The amortized cost and fair value of held-to-maturity securities approximated each other at June 30, 2026 and December 31, 2025.
During the three and six months ended June 30, 2026 and 2025, there were no transfers between level 1, level 2 and level 3.
6. Equity Based Compensation
Stock-based compensation expense is included in the accompanying condensed statements of operations and comprehensive loss and is allocated to operating expenses based on the function of the related employee. Total stock-based compensation expense for the three and six months ended June 30, 2026 was $2.1 million and $3.8 million, respectively, and was $0.6 million and $0.9 million, respectively, for the three and six months ended June 30, 2025. Of these amounts, $0.7 million and $1.3 million for the three and six months ended June 30, 2026, respectively, and $0.3 million and $0.4 million for the three and six months ended June 30, 2025, respectively, were recorded to research and development expenses. $1.4 million and $2.5 million for the three and six months ended June 30, 2026, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2025, respectively, were recorded to general and administrative expenses.

The fair value of each option grant during the three and six months ended June 30, 2026 and 2025 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026			2025	2026			2025
Expected volatility	78	-	79%	80%	78	-	79%	60	-	80%
Dividend yield	0%			0%	0%			0%
Risk free interest rates	4.17	-	4.34%	4.32%	3.87	-	4.34%	4.11	-	4.32%
Expected term (years)	6.5	-	7	7	6.5	-	7	6	-	7

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
Stock Option Activity
A summary of stock option activity for the six months ended June 30, 2026 is as follows:

(in thousands, except share and per share data)	Number of Shares Underlying Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2026	3,405,906	$4.64	$19,279
Granted	1,483,644	16.44
Cancelled or expired	(56,859)	11.13
Exercised	(119,477)	0.71
Outstanding at June 30, 2026	4,713,214	$8.37	$65,554
Vested and expected to vest at June 30, 2026	4,713,214	$8.37	$65,554

The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2026:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at June 30, 2026	4,713,214	$8.37	8.8
Exercisable at June 30, 2026	1,166,290	$3.10	7.7

The aggregate intrinsic value of exercisable options at June 30, 2026 was $22.3 million. As of June 30, 2026, unrecognized compensation cost related to non-vested options was $27.1 million, and the weighted average period over which this amount is expected to be recognized is 2.7 years. The weighted average grant date fair value of stock options granted during the three and six months ended June 30, 2026 was $14.21 per share and $12.11 per share, respectively. The weighted average grant date fair value of stock options during the three and six months ended June 30, 2025 was $5.42 per share and $5.19 per share, respectively.

7. Commitments and Contingencies
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and short-term investments. Management mitigates such potential risks by maintaining the Company’s cash equivalents and short-term investment balances with entities that management believes possess high-credit quality. As of June 30, 2026 and December 31, 2025, the Company had $49.7 million and $18.9 million, respectively, on deposit that was not federally-insured or insured by the Securities Investor Protection Corporation.
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
The Company recorded no research and development expense for the three months ended June 30, 2026 and 2025 and $0.1 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively, under the agreement.
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
As previously disclosed, on September 17, 2025, Glaukos Corporation (Glaukos) filed a lawsuit in the United States District Court for the Central District of California (the Court) against the Company and against one of its employees (together, the Defendants) (Case No. 8:25-cv-02105) (the Complaint). Glaukos asserted two causes of action against the Company: trade secret misappropriation under the federal Defend Trade Secrets Act, and a similar claim under California’s unfair competition statute. Glaukos asserted three claims against the employee: breach of contract, fraud regarding employee exit documentation, and a violation of the Computer Fraud and Abuse Act. The Complaint requests customary remedies, including (a) a judgment that the Company misappropriated Glaukos’ trade secrets, (b) seizure of Defendants’ computers to arrange for the deletion of any of Glaukos’ trade secrets, (c) a temporary, preliminary and permanent injunction against the Defendants from the use of certain intellectual property, (d) damages, (e) attorneys’ fees, (f) interest on any foregoing sums, and (g) any relief as the court deems just and equitable, which could include future royalty payments.
On March 20, 2026, Glaukos amended its Complaint to drop the claim against the Company under California’s unfair competition statute and add a claim against the Company for inducement of breach of contract. On May 22, 2026, the Company filed counterclaims against Glaukos, asserting intentional interference by Glaukos with the Company’s contractual relations, intentional interference by Glaukos with the Company’s prospective economic advantage and unfair competition. Also on May 22, 2026, the Court granted the parties’ joint stipulation to continue the deadlines in the case and extended the original trial date to January 26, 2027.

Although the Company believes it has meritorious defenses, vehemently denies the allegations and intends to defend the case vigorously, the outcome of this matter is inherently uncertain. Based on management’s review of the facts and circumstances currently available, the Company does not believe that a loss is probable, and no accrual has been recorded related to this matter as of June 30, 2026 and December 31, 2025.
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
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for certain indemnifications. The Company’s exposure under these agreements is unknown because any such claims may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2026 and December 31, 2025, the Company does not have any material indemnification claims that were probably or reasonably possible and consequently have not recorded related liabilities.
Leases
The Company entered into two operating lease agreements for office and lab space in Aliso Viejo, California. The Company entered into a lease termination agreement on December 1, 2023 and subsequently reinstated the lease on October 1, 2024 for a 12 month period where the Company elected the short-term lease practical expedient and expenses lease cost on a straight line basis. The Company entered into a new lease on January 1, 2024 with a noncancelable period of 90 months, an early termination option with a substantive penalty, and a five-year renewal option. The Company did not include the termination or renewal option in considering the lease term as the Company determined it was not likely to exercise the option. The lease was classified as an operating lease in accordance with the provisions of ASC 842, “Leases”, and discounted using an estimated incremental borrowing rate of 6.52%.
On November 22, 2025, the Company entered into a lease termination agreement related to its office and lab space in Aliso Viejo, California due to the necessity of additional space for operational needs. Under the terms of this agreement, the Company terminated the lease in July 2026. Additionally, on November 22, 2025, the Company entered into a new operating lease agreement for office and lab space in Irvine, California. The new lease commenced under ASC 842 on December 1, 2025 with a noncancelable period of 91 months, with a five-year renewal option, and no early termination option. The Company did not include the renewal option in considering the lease in accordance with the provisions of ASC 842 as the Company determined it was not likely to exercise the option, and discounted using an estimated incremental borrowing rate of 6.42%. The Company’s operating leases do not contain any significant residual value guarantees or restrictive covenants.
Additional balance sheet information related to the operating leases at June 30, 2026 and December 31, 2025 are as follows:

(in thousands)	June 30, 2026	December 31, 2025
ROU asset	$1,428	$1,552
Lease liabilities, current	—	—
Lease liabilities, non-current	1,632	1,582

The components of operating lease expense for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost (net of lease modification)	$87	$161	$175	$322
Short-term and variable lease cost	13	36	14	67

Variable lease costs were immaterial for each of the three and six months ended June 30, 2026 and 2025. Rent expense for the three and six months ended June 30, 2026 was $0.1 million and $0.2 million, respectively, and was $0.2 million and $0.4 million, respectively, for the three and six months ended June 30, 2025.
Supplemental cash flows information related to leases for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025
Cash paid for amounts included in the measurement of operating lease liabilities	$14	$401
ROU asset in exchange for lease liability	$—	$—
Weighted average remaining lease term (years)	7.0	6.0
Weighted average discount rate	6.42%	6.52%

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

As per ASC 740-270, the Company’s interim tax provision is computed based on the estimated annual effective tax rate approach. The estimated annual effective tax rate approach is used to determine the tax related to ordinary income unless certain exceptions apply. The Company records a valuation allowance to reduce its deferred taxes to the amount it believes is more likely than not to be realized. In making such determination, the Company considers all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. Based upon the Company’s review of all positive and negative evidence, the Company continues to have a full valuation allowance on its deferred tax assets as of June 30, 2026.

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

There was no income tax provision for each of the three and six months ended June 30, 2026 and 2025. The effective tax rate was 0% for each of the three and six months ended June 30, 2026 and 2025, and differs from the statutory federal income tax rate due to the deferred tax assets being subject to a full valuation allowance.

On July 4, 2025, the “One Big Beautiful Bill Act” (OBBBA) was signed into federal law. The OBBBA included multiple provisions applicable to U.S. income tax for businesses, including bonus depreciation for qualified tangible property, immediate expensing of research expenditures, and updates to the calculation of disallowed interest. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The Company evaluated the enacted provisions of the OBBBA during the quarter ended June 30, 2026, and concluded that the act’s provisions do not have a material impact on the Company’s estimated annual effective tax rate or condensed financial statements due to the full valuation allowance.
9. Related Party Transactions
Dr. Malik Y. Kahook, the Company’s co-founder, board chair, and chief medical officer, is a party to a services agreement with the Company and the University of Colorado Medicine, pursuant to which he provides services to the Company in connection with the responsibilities associated with his positions. Such service expenses are recorded within general and administrative operating expenses given the executive management and corporate governance related nature of Dr. Kahook’s positions. In conjunction with this agreement, the Company paid the University of Colorado Medicine $0.1 million and $0.2 million during the three and six months ended June 30, 2026, respectively, and $0.1 million and $0.1 million during the three and six months ended June 30, 2025, respectively. The terms of the services agreement, which automatically renews each year, were approved by the Company’s board of directors. There was $0 and $24,995 payable to the University of Colorado Medicine under this agreement as of June 30, 2026 and December 31, 2025, respectively.
10. Defined Contribution Plan
The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who meet minimum age and eligibility requirements and allows participants to defer a portion of their annual compensation on a pretax and/or after-tax basis. Company contributions to the plan may be made at the discretion of the Company’s board of directors. There were no contributions made by the Company during each of the three and six months ended June 30, 2026 and 2025.
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
During 2026, the Company modified its internal reporting structure and the information provided to its CODM. As a result, the CODM does not review or utilize more disaggregated expense information for purposes of assessing segment performance or allocating resources. Accordingly, disaggregated expense information previously presented is no longer provided, and the Company has not presented additional disaggregated expense information for its reportable single operating segment beyond the expense categories presented in the condensed statements of operations and comprehensive loss.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Net loss and comprehensive loss	$(19,864)	$(8,675)	$(33,682)	$(17,498)
Basic and diluted weighted-average shares outstanding	33,439,543	2,277,521	26,721,021	2,253,711
Basic and diluted net loss per share	$(0.59)	$(3.81)	$(1.26)	$(7.76)

As of June 30, 2026, the Company’s stock-based compensation awards could have the most significant impact on diluted shares should the instruments represent dilutive instruments. However, securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price of stock options exceeds the average closing price of the Company’s shares of common stock during the period, because their inclusion would result in an anti-dilutive effect on the per share amounts.

The following amounts were not included in the calculation of net loss per diluted share for the periods presented because their effects were anti-dilutive at the end of each respective periods:

	2026	2025
Stock options	4,713,214	2,082,695
Redeemable convertible preferred stock	—	20,341,968
Total	4,713,214	22,424,663

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
Our lead product candidate, the Bimatoprost Drug Pad-IOL System (BIM-IOL System), comprising novel, proprietary drug pads attached to our intraocular lens (IOL), is designed to be implanted during routine cataract surgery to reduce elevated intraocular pressure (IOP) in patients who have either open-angle glaucoma (OAG) or ocular hypertension (OHT). The BIM-IOL System is designed to consistently deliver three years of bimatoprost, a prostaglandin analog (PGA) approved for topical use by the U.S. Food & Drug Administration (FDA) in 2001 for the reduction of elevated IOP in patients with OAG or OHT. We are also developing a non-IOL-based, ring-shaped, sustained-release implant with bimatoprost, which we believe could be implanted in a standalone procedure, enable retreatment of patients who have received the BIM-IOL System, and offer extended care to patients with OAG or OHT who already received a prior cataract surgery.
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
Our second system in development is a novel, non-bioerodible, non-IOL-based, ring-shaped, sustained-release implant (Drug Ring System or DRS), which we are initially developing to consistently deliver at least three years of bimatoprost (BIM-DRS). We believe the BIM-DRS could be implanted in a standalone procedure, enable retreatment of patients who had received the BIM-IOL System, and offer extended care for pseudophakic patients (patients who already have artificial IOLs) with OAG or OHT. This system is engineered to be removable and replaceable, potentially allowing for continuous care over a patient’s lifetime. We anticipate initiating enrollment of a single-site FIH trial for the BIM-DRS during the second half of 2026.
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
We have not generated any revenue from product sales and we have incurred recurring losses since our inception. Our net losses were $19.9 million and $33.7 million for the three and six months ended June 30, 2026, respectively, and were $8.7 million and $17.5 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $138.4 million. We anticipate that our operating expenses and capital expenditures will increase substantially with our ongoing activities.
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
As of June 30, 2026, we had cash and cash equivalents and short-term investments of $234.2 million. We believe that the net proceeds from our IPO, together with our existing cash and cash equivalents and short-term investments at June 30, 2026, will be sufficient to fund our operating expenses and capital expenditure requirements through 2028. See “Liquidity and Capital Resources.”
Key Trends and Factors Affecting Comparability Between Periods
■We have built out, and are continuing to build out, our research and development team, and our research and development costs increased in 2026, relative to 2025, and we expect our research and development costs to
1     Based on 2025 data taken from DefinitiveHealthcare.com

continue to increase in 2026, relative to 2025, as a result of significant expenses related to the continued enrollment in our Phase 3 trials. See Part I, Item I (Business) of our Annual Report on Form 10-K for the year ended December 31, 2025 for more information about the Phase 1/2 and Phase 3 trials.
■We expect that general and administrative costs will increase in the future as we expand our commercial operating activities.
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
Basis of Presentation
The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the condensed balance sheets and condensed statements of operations and comprehensive loss presented herein. The following discussion and analysis are based on our unaudited condensed financial statements contained in this Quarterly Report, which we have prepared in accordance with U.S. generally accepted accounting principles (GAAP). You should read the discussion and analysis together with such unaudited condensed financial statements and the related notes thereto.
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
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, business development, sales and marketing, and other corporate functions. Other general and administrative expenses include professional fees for legal, auditing, tax and business consulting services, insurance costs, intellectual property and patent costs, facility costs and travel costs. We expect that general and administrative expenses will increase in the future as we expand our pre-commercial operating activities. Additionally, we expect to incur significant additional expenses associated with being a public company that we did not incur as a privately-held company, including (i) costs to comply with the rules and regulations of the SEC and those of Nasdaq, (ii) legal, accounting and other professional services, (iii) directors and officers insurance, (iv) investor relations activities, and (v) other administrative and professional services.
Redeemable Convertible Preferred Stock Tranche Liability
We determined the right of investors to purchase shares of Series C-2 redeemable convertible preferred stock at a future date met the definition of a freestanding instrument as the instrument is legally detachable and separately exercisable (the “Redeemable Convertible Preferred Stock Tranche Liability”) from the concurrently issued shares of Series C-1 redeemable convertible preferred stock. The Redeemable Convertible Preferred Stock Tranche Liability was subject to remeasurement at each balance sheet date, with changes in fair value recognized in other income (expenses) in the condensed statement of operations and comprehensive loss. Upon the closing of the Series C-2 redeemable convertible preferred stock tranche financing in March 2025, the Redeemable Convertible Preferred Stock Tranche Liability was settled.
Other Income (Expense)
Other income (expense) consists of interest income earned on cash and cash equivalents and short-term investments income and changes in fair value to the Redeemable Convertible Preferred Stock Tranche Liability.
Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table presents the results of operations for the periods indicated:

	For the Three Months Ended June 30,
(in thousands)	2026	2025	Change	% Change
Operating expenses
Research and development	$10,942	$7,333	$3,609	49%
General and administrative	11,025	1,964	9,061	461%
Total operating expenses	21,967	9,297	12,670	136%
Loss from operations	(21,967)	(9,297)	(12,670)	136%
Other income
Interest income	2,103	622	1,481	238%
Total other income	2,103	622	1,481	238%
Loss before income tax	(19,864)	(8,675)	(11,189)	129%
Income tax provision	—	—	—	N/M
Net loss and comprehensive loss	$(19,864)	$(8,675)	$(11,189)	129%

Research and Development Expenses
Research and development expenses were $10.9 million for the three months ended June 30, 2026, an increase of $3.6 million, or 49%, from $7.3 million for the three months ended June 30, 2025. As it relates to the BIM-IOL System, there was an increase of $0.5 million in IOL and drug supply offset by a decrease of $0.6 million in contract research expenses related to the FIH feasibility and Phase 1/2 clinical trials. An additional $3.7 million increase was due to headcount and related expenses. Expenditures related to our BIM-IOL program represented substantially all of our research and development expenses during the periods presented.

General and Administrative Expenses
General and administrative expenses were $11.0 million for the three months ended June 30, 2026, an increase of $9.0 million, or 461%, from $2.0 million for the three months ended June 30, 2025. The increase was primarily driven by a $2.1 million increase in headcount and related headcount expenses, inclusive of facility and travel expenses, and a $6.9 million increase in legal and other professional services.
Other Income
Other income was $2.1 million for the three months ended June 30, 2026, an increase of $1.5 million, or 238%, from $0.6 million in other expenses, net for the three months ended June 30, 2025. The increase was primarily driven by a $1.5 million increase in interest from our cash and cash equivalents and short-term investments.
Comparison of the Six Months Ended June 30, 2026 and 2025

	For the Six Months Ended June 30,
(in thousands)	2026	2025	Change	% Change
Operating expenses
Research and development	$19,484	$13,385	$6,099	46%
General and administrative	17,892	3,335	14,557	436%
Total operating expenses	37,376	16,720	20,656	124%
Loss from operations	(37,376)	(16,720)	(20,656)	124%
Other income (expense)
Interest income	3,694	748	2,946	394%
Change in fair value of redeemable convertible preferred stock tranche liability	—	(1,526)	1,526	(100)%
Total other income (expense)	3,694	(778)	4,472	(575)%
Loss before income tax	(33,682)	(17,498)	(16,184)	92%
Income tax provision	—	—	—	N/M
Net loss and comprehensive loss	$(33,682)	$(17,498)	$(16,184)	92%

Research and Development Expenses
Research and development expenses were $19.5 million for the six months ended June 30, 2026, an increase of $6.1 million, or 46%, from $13.4 million for the six months ended June 30, 2025. As it relates to the BIM-IOL System, there was an increase of $1.4 million in IOL and drug supply offset by a decrease of $1.5 million in contract research expenses related to the FIH feasibility and Phase 1/2 clinical trials. An additional $6.2 million increase was due to headcount and related expenses. Expenditures related to our BIM-IOL program represented substantially all of our research and development expenses during the periods presented.
General and Administrative Expenses
General and administrative expenses were $17.9 million for the six months ended June 30, 2026, an increase of $14.6 million, or 436%, from $3.3 million for the six months ended June 30, 2025. The increase was primarily driven by a $4.0 million increase in headcount and related headcount expenses, inclusive of facility and travel expenses, and a $10.6 million increase in legal and other professional services.
Other Income (Expense)
Other income, net was $3.7 million for the six months ended June 30, 2026, an increase of $4.5 million, or (575)%, from $0.8 million in other expenses, net for the six months ended June 30, 2025. The increase was primarily driven by a $3.0 million increase in interest from our cash and cash equivalents and short-term investments and a $1.5 million decrease in the loss from the change in fair value of Redeemable Convertible Preferred Stock Tranche Liability.
Liquidity and Capital Resources
We have incurred net losses in each year since inception and, as of June 30, 2026, we had an accumulated deficit of $138.4 million. Our net losses were $19.9 million and $33.7 million for the three and six months ended June 30, 2026, respectively, and were $8.7 million and $17.5 million for the three and six months ended June 30, 2025, respectively. These losses have resulted principally from costs incurred in connection with research and development of our product candidates by conducting preclinical studies and clinical trials, building the SpyGlass Platform, and recruiting management and technical staff to support these operations.
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
From inception through June 30, 2026, we have received funding gross proceeds of $0.7 million from our initial seed financing, $6.0 million from the sale of Series A redeemable convertible preferred stock, $27.5 million from the sale of Series B redeemable convertible preferred stock, $40.0 million from the sale of Series C-1 redeemable convertible preferred stock, $50.0 million from the sale of Series C-2 redeemable convertible preferred stock, $77.3 million from the sale of Series D redeemable convertible preferred stock, and $172.5 million from the sale of common stock in our IPO.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the Six Months Ended June 30,
(in thousands)	2026	2025
Net cash (used in) provided by:
Operating activities	(28,383)	(14,526)
Investing activities	(2,600)	(216)
Financing activities	157,768	125,709
Net increase in cash and cash equivalents	$126,785	$110,967

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
For the six months ended June 30, 2026, cash used in operating activities was $28.4 million and resulted from our net loss of $33.7 million, offset by adjustments to reconcile net loss to cash and changes in assets and liabilities of $5.3 million.
For the six months ended June 30, 2025, cash used in operating activities was $14.5 million and resulted from our net loss of $17.5 million, offset by adjustments to reconcile net loss to cash and changes in assets and liabilities of $3.0 million.

Net Cash Used in Investing Activities
Cash used in investing activities for the six months ended June 30, 2026 was $2.6 million and primarily related to the purchase of $11.0 million of short-term investments and $2.6 million of property and equipment, offset by the redemption of $11.0 million of short-term investments.
Cash used in investing activities for the six months ended June 30, 2025 was $0.2 million and primarily related to the purchase of $0.2 million of property and equipment.
Net Cash Provided by Financing Activities
Cash provided by financing activities for the six months ended June 30, 2026 was $157.8 million and primarily related to $157.7 million in net cash proceeds from our IPO and proceeds of $0.1 million from the exercise of stock options.
Cash provided by financing activities for the six months ended June 30, 2025 was $125.7 million and primarily related to $50.0 million in net cash proceeds from the sale of our Series C-2 redeemable convertible preferred stock, $77.1 million in net cash proceeds from the sale of our Series D redeemable convertible preferred stock, and proceeds of $0.1 million from the exercise of stock options, offset by the repurchase of common stock of $1.5 million.
Future Funding Requirements
We believe that the net proceeds from our IPO, together with our existing cash and cash equivalents and short-term investments at June 30, 2026, will be sufficient to fund our operating expenses and capital expenditure requirements through 2028. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we currently expect.
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
Material Cash Requirements from Contractual Obligations
We entered into two leases for 22,592 square feet of office and lab space in Aliso Viejo, California pursuant to a lease that expired on July 31, 2026. We have entered into a lease for a new headquarters in Irvine, California consisting of approximately 32,621 rentable square feet of office and laboratory space for a term of approximately 84 months contractually commencing on July 1, 2026. See “Note 7 - Commitments and Contingencies” to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for details related to future lease payments.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2026 because of the material weakness in internal controls further discussed below.
In connection with the preparation of our financial statements for the three and six months ended June 30, 2026 and the year ended December 31, 2025, we concluded that there was a material weakness in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. If one or more material weaknesses persist or if we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.
The material weakness that we identified was attributable to control deficiencies related to an insufficient complement of personnel with an appropriate level of technical knowledge for oversight of specialists and to create the proper environment for effective internal control over financial reporting, the lack of an effective risk assessment process, the lack of formalized processes and control activities to support the appropriate segregation of duties over the review of account reconciliations and journal entries, and the lack of monitoring and communication of control processes and relevant accounting policies and procedures. Management has and is taking steps to remediate the material weakness in our internal control over financial reporting, including hiring additional accounting personnel to assume transaction level responsibilities to appropriately segregate duties between preparers and reviewers, instituting an effective risk assessment process, and formalizing a framework for control activities to support appropriate segregation of duties.
Changes in Internal Control over Financial Reporting
During the period covered by this Quarterly Report, management continued to implement measures designed to remediate the previously identified material weakness in our internal control over financial reporting. These measures included hiring additional accounting personnel to assume transaction-level responsibilities and enhance the segregation of duties between preparers and reviewers, implementing a formal risk assessment process, and formalizing a framework for control activities designed to support appropriate segregation of duties.

These changes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, the material weakness will not be considered remediated until the applicable controls have been fully implemented, have operated for a sufficient period of time, and management has concluded, through testing, that the controls are designed and operating effectively.

Except for the remediation activities described above, there were no changes in our internal control over financial reporting during the period covered by this Quarterly Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).
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
■Even if the BIM-IOL System or any other product candidate, such as the BIM-DRS, receives marketing approval, such product candidate may fail to achieve market acceptance by surgeons, patients and others in the medical community, and the market opportunity for these product candidates, if approved, may be smaller than we estimate.
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
We do not have any products approved for sale, we have not generated any revenue from the sale of products, and we have incurred significant net losses since our company’s formation. We have funded our operations primarily from the sale and issuance of redeemable convertible preferred stock and our IPO. Our net losses were $19.9 million and $33.7 million for the three and six months ended June 30, 2026, respectively, and were $8.7 million and $17.5 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $138.4 million. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
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
■developing an efficient and scalable manufacturing process, either directly or through a third-party contract manufacturing organization (CMO), for our product candidates, including obtaining finished products that are appropriately packaged for sale;
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
Even if the BIM-IOL System or any other product candidate, such as the BIM-DRS, receives marketing approval, such product candidate may fail to achieve market acceptance by surgeons, patients and others in the medical community, and the market opportunity for these product candidates, if approved, may be smaller than we estimate.
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
Our lead product candidate, the BIM-IOL System, is designed to treat OAG and OHT, placing us in future direct competition with a range of therapies, devices, procedures and technologies, including topical eye drops, laser-based interventions, MIGS, and intracameral implants. These modalities are offered by companies with significant market presence and resources. For example, we believe we will compete with alternative glaucoma surgical device and ophthalmic laser companies such as Alcon, Allergan (AbbVie), Bausch & Lomb, Glaukos, and Johnson & Johnson, as well as pharmaceutical competitors such as Alcon, Allergan (AbbVie), Astellas, Genentech (Roche) and Regeneron.
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
As of June 30, 2026, we had cash and cash equivalents and short-term investments of $234.2 million. We believe that the estimated net proceeds from our IPO, together with our existing cash and cash equivalents and short-term investments, will be sufficient to fund our operating expenses and capital expenditure requirements through 2028. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities.
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
Our BIM-IOL System is designed to deliver APIs to the eye of a subject when implanted during cataract surgery. The selected API of our BIM-IOL System, bimatoprost, is the API, a highly effective PGA that was approved by the FDA in 2001 for the reduction of elevated IOP in patients with OAG or OHT. Bimatoprost in the crystalline form we use has been in the public domain and used for the treatment of eye disorders for many years and we are therefore not able to seek and obtain patent protection for the form of crystalline bimatoprost we use in our BIM-IOL System. We cannot prevent third parties from using bimatoprost in competitor ophthalmic drug delivery products because it is in the public domain and accessible by third parties. This may permit a third party having a competing product to be more competitive against us. We purchase bimatoprost from a third-party vendor who has sold the form of bimatoprost that we use in our product candidates for many years. We cannot prevent third parties from purchasing bimatoprost from our vendor or other vendors selling bimatoprost. We cannot prevent our vendor from selling bimatoprost to third parties for their ophthalmic products, which may be similar to our BIM-IOL System or other product candidates. Our vendor does not have patent protection for the bimatoprost that we purchase. We or our vendor cannot prevent third-party vendors from making and/or selling bimatoprost such as selling the third-party vendors’ bimatoprost to third-party competitors. Furthermore, if manufacturer demand for bimatoprost increases in the future, or if a shortage occurs, we may not be able to continue to obtain bimatoprost on commercially reasonable terms or at all, which would significantly harm our business. Similar risks will apply to the extent that we incorporate additional or different APIs that are also already in the public domain into any future product candidates we develop.
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
Changes in U.S. trade policy, including recently announced tariffs, could have a material adverse impact on our business, financial condition, and results of operations. The imposition of retaliatory or new tariffs or increases in existing tariffs on goods imported from countries where we source from third-party suppliers could result in increased material costs. If we are unable to mitigate these risks through supply chain adjustments, such as changing third-party suppliers, the development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.
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
We may not be able to obtain or maintain patent applications and patents due to the subject matter claimed in such patent applications and patents being in disclosures in the public domain. It is also possible that we will fail to identify patentable aspects of our research and development output and data before it is too late to obtain patent protection because of a third-party filing or a disclosure into the public domain. Moreover, if we choose to license certain patent rights now or in the future from third parties, we may not have the right to control the preparation, filing and prosecution of such patent applications, or to maintain the patents, directed to technology that we license from those third parties. We may also require the cooperation of our future licensor, if any, in order to enforce and/or defend the licensed patent rights, and such cooperation may not be provided. Therefore, any licensed patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. We cannot be certain that patent prosecution and maintenance activities by any of our future licensors have been or will be conducted in compliance with applicable laws and regulations, which may affect the validity and enforceability of such patents or any patents that may issue from such patent applications. If they fail to obtain a patent, this could cause us to lose rights in any applicable intellectual property that we in-license, and as a result our ability to develop and commercialize the BIM-IOL System and our other product candidates may be adversely affected and we may be unable to prevent competitors from making, using and selling competing products to our products or product candidates.
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
■patents may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage against third-party competitors;
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
Our commercial success depends in part on our ability to develop, manufacture, market and sell our BIM-IOL System and any future product candidates, while avoiding infringement and other violations of the patents and proprietary rights of third parties. There is a substantial amount of litigation and other adverse proceedings, both within and outside the United States, involving patent and other intellectual property rights in the drug delivery, medical device and medical device therapeutic delivery system industries, including patent infringement lawsuits, international trade commission (ITC)-related lawsuits that affect import of products that infringe third-party patents (e.g., Section 337 of the U.S. Tariff Act of 1930), interferences, derivation, and administrative law proceedings, inter partes review, ex parte re-examinations, and post-grant review before the USPTO, as well as oppositions and similar processes in foreign jurisdictions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights who allege that our BIM-IOL System or our other product candidates, uses and/or other proprietary technologies infringe their intellectual property rights. Companies in the drug delivery and medical device industry have used intellectual property litigation to gain a competitive advantage. Our commercial success depends in part upon our ability and that of our CMOs and suppliers to manufacture, market, and sell our product candidates, if approved, and to use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary rights or intellectual property of third parties. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our BIM-IOL System, our other product candidates and any future product candidates and technology, whether or not we are actually infringing, misappropriating or otherwise violating the rights of third parties. Numerous U.S. and foreign patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. As the drug delivery and medical device industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our BIM-IOL System or our other product candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties. Third parties may assert that we are infringing their patents or employing their proprietary technology without authorization, regardless of the merit of such claims. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize our current and any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this is a high burden and requires us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. While we may decide to initiate proceedings to challenge the validity of these or other patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our BIM-IOL System or our other product candidates. Regardless of when filed, we may fail to identify relevant third-party patents or patent applications, or we may incorrectly conclude that a third-party patent is invalid or not infringed by our BIM-IOL System or our other product candidates or activities. If a patent holder believes that our product candidate our BIM-IOL System infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from nonpracticing entities that have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect. If a patent infringement suit were threatened or brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the actual or threatened suit.
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
Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our BIM-IOL System and future product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful infringement or other intellectual property claim against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our affected product candidates, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain additional licenses from third parties to advance our research or allow commercialization of our BIM-IOL System or our other product candidates. We may fail to obtain any of these additional licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our BIM-IOL System or other product candidates, which could harm our business significantly. The acquisition or licensing of third-party intellectual property rights is a competitive area, and our competitors may pursue strategies to acquire or license third-party intellectual property rights that we may consider attractive or necessary. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant product candidates or redesign those product candidates that contain the allegedly infringing intellectual property, which could harm our business, financial condition and results of operations. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. A finding of infringement could force us to cease some of our business operations, which could materially harm our business.
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
■our right to sublicense patents and other rights under our grant of manufacture and sales and collaborative development relationships to third-party sublicensees;
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
We currently have rights to intellectual property covering our BIM-IOL System and our other product candidates. Because our development programs may in the future require the use of additional proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license, or use these third-party proprietary rights. Further, other parties, including our competitors, may have patents and have filed and are likely filing patent applications potentially relevant to our business. In order to avoid infringing these patents, we may find it necessary or prudent to obtain licenses to such patents from such parties. The licensing or acquisition of intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. No assurance can be given that we will be successful in licensing any additional rights or technologies from third parties. Our inability to license the rights and technologies that we have identified, or that we may in the future identify, could have a material adverse impact on our ability to complete the development of our product candidates or to develop additional product candidates. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. Failure to obtain any necessary rights or licenses may detrimentally affect our planned development of our current or future product candidates and could increase the cost, and extend the timelines associated with our development, of such other product candidates, and we may have to abandon development of the relevant program or product candidate. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of eligible patients who remain in the trial until its conclusion. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. We completed enrollment in our Phase 1/2 multi-center, randomized clinical trial in November 2024 and subsequently initiated, are currently enrolling two registrational Phase 3 clinical trials, and plan to enroll a first-in-human trial for BIM-DRS. Any difficulties we experience relating to enrollment in any clinical trial could delay the clinical development of our product candidates and our planned timeline to submit an NDA to the FDA.
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

There has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, to review the relationship between pricing and manufacturer patient programs, and to reform government program reimbursement methodologies for pharmaceutical products. For example, in August 2022, Congress passed the Inflation Reduction Act of 2022 (IRA), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. In June 2026, the CMS issued a proposed rule that would codify policies established in guidance documents for the Medicare Drug Price Negotiation Program for initial price applicability year 2029 and beyond. CMS plans to release guidance to implement policies related to the effectuation of the MFP for the Medicare Drug Price Negotiation Program for 2028, consistent with the Inflation Reduction Act.
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
Our relationships with healthcare professionals, clinical investigators, CROs and third-party payors in connection with our current and future business activities may be subject to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, and government price reporting, which could expose us to, among other things, criminal sanctions, civil penalties, contractual damages, exclusion from governmental healthcare programs, reputational harm, administrative burdens and diminished profits and future earnings.
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
As of June 30, 2026, we had 76 full-time employees. We will need to expand our organization, and we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
We do not own any manufacturing facilities and do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for preclinical studies and clinical trials under the guidance of members of our organization. We manufacture our product candidates for clinical development at our CMOs and source materials used in our product candidates from third parties and formulate them in a proprietary manufacturing process that we developed. We source IOLs manufactured to our specification from an ISO13485:2016-certified and FDA-registered CMO with a long history of producing commercial IOLs through a supply agreement with a 2-year notification period. We seek to strategically maintain sufficient levels of inventory to help mitigate supply disruption, to accommodate varying demand mix and to achieve more efficient volume-based pricing on our components; however, we may not be accurate in our estimates, which could result in insufficient inventory to meet clinical demand or excess inventory. If we were to experience an unexpected loss of supply of any of our product candidates or any of our future product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials.
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
In connection with the preparation of our financial statements included elsewhere in this Quarterly Report, we concluded that there was a material weakness in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of our financial statements will not be prevented or detected on a timely basis. If one or more material weaknesses persist or if we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected. In particular, we concluded that we had control deficiencies related to an insufficient complement of personnel with an appropriate level of technical knowledge for oversight of specialists and to create the proper environment for effective internal control over financial reporting, the lack of an effective risk assessment process, the lack of formalized processes and control activities to support the appropriate segregation of duties over the review of account reconciliations and journal entries, and the lack of monitoring and communication of control processes and relevant accounting policies and procedures. Management is taking steps to remediate this material weakness in our internal control over financial reporting, including hiring additional accounting personnel to assume transaction level responsibilities to appropriately segregate duties between preparers and reviewers, instituting an effective risk assessment process, and formalizing a framework for control activities to support appropriate segregation of duties.
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
■sales of shares of our common stock by us, our insiders or our stockholders, as well as the expiration of market standoff or lock-up agreements;
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
As of July 29, 2026, our directors, executive officers, holders of more than 5% of our common stock and their respective affiliates beneficially owned, in the aggregate, approximately 81% of the shares of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors, amendments of our organizational documents and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company and might affect the market price of our common stock.
A significant portion of our outstanding shares of common stock were initially restricted from immediate resale in connection with the closing of our IPO but the restrictions have expired and such shares may now be sold into the market, which could cause the market price of our common stock to decline significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
As of July 29, 2026, we had 33,447,979 shares of common stock outstanding. All of these shares are currently freely tradable without restriction in the public market, other than shares held by our affiliates.

In addition, on February 6, 2026, we filed a registration statement on Form S-8 under the Securities Act registering the issuance of 7,756,513 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Subject to the satisfaction of applicable vesting restrictions, the shares issued upon exercise of outstanding stock options will be available for immediate resale in the public market.
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
Sales of our common stock or the exercise of registration rights by our stockholders may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our common stock to fall and make it more difficult for you to sell shares of our common stock at a time and price that you deem appropriate.
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
As of December 31, 2025, we had U.S. federal and state net operating loss (NOL) carryforwards of $76.5 million and $5.0 million, respectively, which may be available to offset future taxable income for U.S. income tax purposes. The federal NOL carryforwards may be carried forward indefinitely. State NOL carryforwards begin to expire in 2029, unless previously utilized. In addition, we had federal and state tax credit carryforwards totaling $3.3 million and $4.2 million, respectively. The federal tax credit carryforwards will begin to expire in 2039 unless previously utilized. The state tax credit carryforwards may be carried forward indefinitely.
Under current law, U.S. federal NOLs generated in taxable periods beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such NOL carryforwards in a taxable year is limited to 80% of current year taxable income (with certain adjustments). Many state jurisdictions conform to federal law for this purpose or have other provisions that limit the deductibility of state NOL carryforwards in a taxable period. In addition, under Sections 382 and 383 of the Code, U.S. federal NOL carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership of equity by more than 50 percentage points (by value) within a rolling three-year period. To the extent we have experienced or will experience an ownership change(s) (which may be outside of our control), our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited. If we earn taxable income, such limitations could result in increased future income tax liability to us, and our future cash flows could be adversely affected.
We may be subject to adverse legislative or regulatory tax changes that could negatively impact our financial condition.
We are or may become subject to income and non-income taxes in the United States under federal, state, and local jurisdictions in which we may operate. The rules dealing with U.S. federal, state, and local income and non-income taxation are constantly under review by persons involved in the legislative process and by the U.S. Internal Revenue Service (IRS), the U.S. Treasury Department and other applicable tax authorities. Changes to tax laws (which changes may have retroactive application) or in their implementation or interpretation could adversely affect us or our stockholders. We continually assess the impact of various tax reform proposals in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we will make about our future taxable income. For example, U.S. federal income tax legislation commonly referred to as the One Big Beautiful Bill Act (OBBBA) was enacted in July 2025. The OBBBA did not have a material impact on our financial statements for the period ended June 30, 2026 and for the year ended December 31, 2025. We continue to evaluate the implications of this legislation on future periods. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. Any such changes, among others, may adversely affect our effective tax rate, results of operations, and general business condition.

In addition, our tax returns are subject to examination by the IRS and state and local tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of the provision for income taxes. Audits or challenges to our tax positions by taxing authorities could result in unforeseen tax-related liabilities, which may harm our future financial results.
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
As of June 30, 2026, we had cash and cash equivalents and short-term investments of $234.2 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and short-term investments since June 30, 2026, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and short-term investments or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds
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

Date: August 6, 2026	SPYGLASS PHARMA, INC.
	By:	/s/ Jean-Frédéric Viret, Ph.D.
Jean-Frédéric Viret, Ph.D.
Chief Financial Officer
(Principal Financial Officer and duly authorized on behalf of the registrant)