Form 10-Q
period 2026-09-30
SpyGlass Pharma, Inc.
filed 2026-11-12
CIK 1778922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.00001 per share, outstanding as of November 2, 2026 was 33,461,450.

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
■our ability to obtain and maintain regulatory approval of our product candidates, including our lead product candidate, the Bimatoprost Drug Pad-IOL System (the BIM-IOL System), and our second product candidate, the Bimatoprost Drug-Ring System (BIM-DRS);
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
Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. You should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SPYGLASS PHARMA, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$208,687	$96,358
Short-term investments	7,072	11,078
Other receivables	574	431
Prepaid expenses and other current assets	1,582	901
Total current assets	217,915	108,768
Other non-current assets	689	492
Property and equipment, net	6,344	2,339
Deferred offering costs	—	2,715
Right-of-use asset	1,401	1,552
Total assets	$226,349	$115,866
Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities
Accounts payable	$5,649	$2,696
Payroll-related accruals	2,508	2,182
Other current liabilities	6,140	3,706
Total current liabilities	14,297	8,584
Lease liability, non-current	1,609	1,582
Total liabilities	15,906	10,166
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $.00001 par value; 0 shares authorized, issued and outstanding as of September 30, 2026; 116,618,581 shares authorized, 20,341,968 shares issued and outstanding as of December 31, 2025 (aggregate liquidation preference of $0 and $200,878 as of September 30, 2026 and December 31, 2025, respectively)	—	204,537
Stockholders' equity (deficit)
Preferred stock, $.00001 par value; 200,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2026; 0 shares authorized, issued, and outstanding as of December 31, 2025	—	—
Common stock, $.00001 par value; 1,000,000,000 shares authorized, 33,457,450 shares issued and outstanding as of September 30, 2026; 154,383,336 shares authorized; 2,203,620 shares issued and outstanding as of December 31, 2025	—	—
Common stock additional paid-in capital	373,108	5,893
Accumulated deficit	(162,665)	(104,730)
Total stockholders' equity (deficit)	210,443	(98,837)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$226,349	$115,866

See accompanying notes to unaudited condensed financial statements.

SPYGLASS PHARMA, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses
Research and development	$10,034	$8,093	$29,518	$21,478
General and administrative	16,211	3,008	34,103	6,343
Total operating expenses	26,245	11,101	63,621	27,821
Loss from operations	(26,245)	(11,101)	(63,621)	(27,821)
Other income
Interest income	1,992	1,285	5,686	2,033
Change in fair value of redeemable convertible preferred stock tranche liability	—	—	—	(1,526)
Total other income	1,992	1,285	5,686	507
Loss before income tax	(24,253)	(9,816)	(57,935)	(27,314)
Income tax provision	—	—	—	—
Net loss and comprehensive loss	$(24,253)	$(9,816)	$(57,935)	$(27,314)
Net loss per share
Weighted average common stock outstanding, basic and diluted	33,451,025	2,166,976	28,989,007	2,224,482
Net loss per share, basic and diluted	$(0.73)	$(4.53)	$(2.00)	$(12.28)

See accompanying notes to unaudited condensed financial statements.

SPYGLASS PHARMA, INC.
CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Three and Nine Months Ended September 30, 2026
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2026	20,341,968	$204,537	2,203,620	$—	$5,893	$(104,730)	$(98,837)
Stock option exercises	—	—	105,717	—	55	—	55
Stock-based compensation	—	—	—	—	1,675	—	1,675
Conversion of redeemable convertible preferred stock into common stock on the initial public offering	(20,341,968)	(204,537)	20,341,968	—	204,537	—	204,537
Issuance of common stock in initial public offering, net of underwriting discounts and commissions and offering costs	—	—	10,781,250	—	156,500	—	156,500
Net loss and comprehensive loss	—	—	—	—	—	(13,818)	(13,818)
Balance, March 31, 2026	—	$—	33,432,555	$—	$368,660	$(118,548)	$250,112
Stock option exercises	—	—	13,760	—	31	—	31
Stock-based compensation	—	—	—	—	2,085	—	2,085
Net loss and comprehensive loss	—	—	—	—	—	(19,864)	(19,864)
Balance, June 30, 2026	—	$—	33,446,315	$—	$370,776	$(138,412)	$232,364
Stock option exercises	—	—	11,135	—	27	—	27
Stock-based compensation	—	—	—	—	2,305	—	2,305
Net loss and comprehensive loss	—	—	—	—	—	(24,253)	(24,253)
Balance, September 30, 2026	—	$—	33,457,450	$—	$373,108	$(162,665)	$210,443

See accompanying notes to unaudited condensed financial statements.

SPYGLASS PHARMA, INC.
CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Three and Nine Months Ended September 30, 2025
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2025	9,608,914	$72,546	2,196,423	$—	$4,387	$(64,861)	$(60,474)
Stock option exercises	—	—	86,579	—	100	—	100
Stock-based compensation	—	—	—	—	345	—	345
Issuance of Series C-2 redeemable convertible preferred stock, net of issuance costs and tranche liability	4,933,589	54,939	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	(8,823)	(8,823)
Balance, March 31, 2025	14,542,503	$127,485	2,283,002	$—	$4,832	$(73,684)	$(68,852)
Stock option exercises	—	—	10,082	—	11	—	11
Stock-based compensation	—	—	—	—	587	—	587
Repurchase of common stock	—	—	(174,432)	—	(1,450)	—	(1,450)
Series C-2 redeemable convertible preferred stock issuance costs	—	(7)	—	—	—	—	—
Issuance of Series D redeemable convertible preferred stock, net of issuance costs	5,799,465	77,059	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	(8,675)	(8,675)
Balance, June 30, 2025	20,341,968	$204,537	2,118,652	$—	$3,980	$(82,359)	$(78,379)
Stock option exercises	—	$—	75,544	$—	$38	$—	$38
Stock-based compensation	—	$—	—	$—	$932	$—	$932
Net loss and comprehensive loss	—	$—	—	$—	$—	$(9,816)	$(9,816)
Balance, September 30, 2025	20,341,968	$204,537	2,194,196	$—	$4,950	$(92,175)	$(87,225)

See accompanying notes to unaudited condensed financial statements.

SPYGLASS PHARMA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(57,935)	$(27,314)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	940	395
Loss on disposal of property and equipment	5	4
Non-cash lease expense	151	303
Stock-based compensation	6,065	1,864
Change in fair value of redeemable convertible preferred stock tranche liability	—	1,526
Interest receivable	(2)	(32)
Changes in:
Other receivables	(143)	5
Prepaid expenses and other current assets	(681)	(524)
Other non-current assets	(197)	(24)
Accounts payable	3,229	(471)
Payroll-related accruals	326	5
Other current liabilities	3,811	1,226
Lease liability	27	(329)
Net cash used in operating activities	(44,404)	(23,366)
Cash flows from investing activities
Purchases of property and equipment	(5,070)	(368)
Purchases of short-term investments	(11,000)	(12,000)
Redemptions of short-term investments	15,008	—
Net cash used in investing activities	(1,062)	(12,368)
Cash flows from financing activities
Proceeds from exercise of stock options	113	149
Repurchases of common stock	—	(1,450)
Gross proceeds from issuance of redeemable convertible preferred stock	—	127,336
Issuance costs of redeemable convertible preferred stock	—	(288)
Gross proceeds from initial public offering of common stock, net of underwriting discounts and commissions	160,425	—
Payments for deferred initial public offering costs	(2,743)	(274)
Net cash provided by financing activities	157,795	125,473
Net increase in cash and cash equivalents	112,329	89,739
Cash and cash equivalents, beginning of period	96,358	16,268
Cash and cash equivalents, end of period	$208,687	$106,007

Supplemental cash flow information
Cash paid for taxes	$1	$18
Conversion of redeemable convertible preferred stock upon initial public offering	$204,537	$—
Settlement of redeemable convertible preferred stock tranche liability	$—	$4,943
Purchases of property and equipment included in accounts payable and other current liabilities	$125	$12
Deferred offering costs included in accounts payable and other current liabilities	$—	$1,439

Cash received from lease termination	$113	$—

See accompanying notes to unaudited condensed financial statements.

Notes to Condensed Financial Statements (Unaudited)
1. Description of Business
Business
SpyGlass Pharma, Inc. (the Company) was incorporated on January 7, 2019. The Company is a late-stage biopharmaceutical company currently enrolling patients in its Phase 3 clinical trials for its lead product, an intraocular lens mounted, controlled release, drug delivery system intended to treat glaucoma through the delivery of the drug bimatoprost.
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
Risks, uncertainties, going concern and management’s plans
The Company is subject to certain risks and uncertainties, including, but not limited to changes in any of the following areas that the Company believes could have a material adverse effect on future financial position or results of operations: the availability of future financing; the ability to obtain regulatory approval and market acceptance of, and reimbursement for, the Company’s product candidates if approved; the performance of third-party clinical research organizations; the performance of the Company’s newly acquired manufacturing business and of third-party manufacturers; licenses of intellectual property; future development of intellectual property; litigation or claims against the Company, patent, product, regulatory or other factors; and the Company’s ability to attract and retain employees necessary to support commercial operations. In addition, significant changes in the biotechnology industry or the approval of competitive products or therapies could adversely affect the Company’s development and operating results.
The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), which contemplate continuation of the Company as a going concern. To date, the Company has relied on equity financing to fund its operations. The Company has an accumulated deficit of $162.7 million as of September 30, 2026, and used cash in operations of $44.4 million during the nine months ended September 30, 2026. While the Company has no revenue-generating activities, working capital totaled $203.6 million as of September 30, 2026.
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
The condensed interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position at September 30, 2026, the results of its operations for the three and nine months ended September 30, 2026 and 2025, and the results of its cash flows for the nine months ended September 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2026 and 2025 are also unaudited. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026 or for any other subsequent interim period. The accompanying condensed balance sheet at December 31, 2025 was derived from the Company’s audited annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025; however, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from the unaudited interim condensed financial statements.
The significant accounting policies and estimates used in the preparation of the accompanying condensed financial statements are described in the Company’s audited financial statements for the year ended December 31, 2025. There have been no material changes to the Company’s accounting policies during the three and nine months ended September 30, 2026. Additionally, there have been no updates to the Company’s evaluation of recently issued accounting standards since the issuance of the Company’s audited financial statements for the year ended December 31, 2025.
3. Property and Equipment, Net
Property and equipment, net consisted of the following at September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Machinery and equipment	$3,360	$2,098
Furniture and fixtures	371	96
Computers and hardware	111	108
Software	99	99
Leasehold improvements	3,231	622
Construction in progress	522	430
Property and equipment, gross	7,694	3,453
Less: accumulated depreciation	(1,350)	(1,114)
Property and equipment, net	$6,344	$2,339

Depreciation expense for the three and nine months ended September 30, 2026 was $0.3 million and $0.9 million, respectively, and was $0.1 million and $0.4 million for the three and nine months ended September 30, 2025, respectively. Depreciation expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Research and development	$249	$120	$875	$344
General and administrative	31	17	65	51
Depreciation expense	$280	$137	$940	$395

The Company recognized a loss of $4.7 thousand for the disposition of property and equipment for the three and nine months ended September 30, 2026, and a loss of $3.9 thousand for the disposition of property and equipment for the three and nine months ended September 30, 2025. Additionally, there were no impairment losses recognized during each of the three and nine months ended September 30, 2026 and 2025.
4. Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
In connection with the Company's IPO on February 9, 2026, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into shares of common stock at the applicable conversion ratio then in effect. The Company's outstanding shares of preferred stock were converted into 20,341,968 shares of common stock. As a result of the conversion, as of September 30, 2026, there were no authorized, issued or outstanding shares of redeemable convertible preferred stock.
Common Stock
As of September 30, 2026 and December 31, 2025, 33,457,450 and 2,203,620 shares of common stock were issued and outstanding, respectively.
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
Redeemable Convertible Series C Preferred Stock
In July 2023, the Company entered into a Series C Preferred Stock Purchase Agreement which provided for the sale and issuance of the Company’s Series C redeemable convertible preferred stock in two tranches, Series C-1 and Series C-2, to investors at a purchase price of $8.11 per share and $10.14 per share, respectively. As of December 31, 2025, 4,933,836 shares of Series C-1 were issued and outstanding. Gross cash proceeds raised from Series C-1 totaled $40.0 million and were issued contemporaneously with the execution of the Series C Preferred Stock Purchase Agreement. The Company completed the issuance of the Series C-2 in March 2025. Gross cash proceeds raised from the issuance of 4,933,589 Series C-2 shares totaled $50.0 million. Related issuance costs for the Series C totaled

$0.3 million from the original issuance in 2023 and an additional $20.8 thousand in 2025 in conjunction with the Series C-2 issuance aggregating to $0.3 million.
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
Redeemable Convertible Series D Preferred Stock
In May 2025, the Company entered into a Series D Preferred Stock Purchase Agreement which provided for the sale and issuance of the Company’s Series D redeemable convertible preferred stock (Series D) to investors at a purchase price of $13.34. As of December 31, 2025, 5,799,465 shares of Series D were issued and outstanding. Gross cash proceeds raised from Series D in the initial closing in May 2025 totaled $75.0 million and were issued contemporaneously with the execution of the Series D Preferred Stock Purchase Agreement. Gross proceeds raised from the Series D in the subsequent closing in June 2025 totaled $2.3 million. Related issuance costs for the Series D totaled $0.3 million from the original issuance and an additional $5.3 thousand in the subsequent issuance aggregating to $0.3 million.
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

The Company completed its IPO on February 9, 2026. In connection with the IPO, all outstanding shares of redeemable convertible preferred stock converted into an aggregate of 20,341,968 shares of common stock. As a result, no shares of redeemable convertible preferred stock remain outstanding as of September 30, 2026.
For a description of the rights, preferences and privileges of the redeemable convertible preferred stock prior to its conversion, refer to Note 4 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
5. Fair Value Measurements
The Company’s assets and liabilities that are measured at fair value on a recurring basis include the following as of September 30, 2026 and December 31, 2025, set forth by level within the fair value hierarchy:

	As of September 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$10,978	$—	$—	$10,978
Short-term investments	—	7,072	—	7,072
Total assets	$10,978	$7,072	$—	$18,050

	As of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$9,416	$—	$—	$9,416
Short-term investments	—	11,078	—	11,078
Total assets	$9,416	$11,078	$—	$20,494

The fair value of the Redeemable Convertible Preferred Stock Tranche Liability was based on significant inputs not observable in the market, which represent a level 3 measurement within the fair value hierarchy. The fair value of the Redeemable Convertible Preferred Stock Tranche Liability was determined using a Monte Carlo simulation forecasting the timing and likelihood of certain development milestone events being achieved and discounting the probability adjusted payments using an appropriate discount rate based on market interest rates. The main assumptions when determining the fair value of the Redeemable Convertible Preferred Stock Tranche Liability are the timing of and probability of achieving certain milestones, the estimated volatility of the Company’s common stock, and the discount rate. The estimated fair value presented is not necessarily indicative of an amount that could be realized in a current market exchange. The use of alternative inputs and estimation methodologies could have a material effect on these estimates of fair value.
The following table reflects the fair value of the Company's level 3 Redeemable Convertible Preferred Stock Tranche Liability for the three and nine months ended September 30, 2025:

(in thousands)
Fair value of the Redeemable Convertible Preferred Stock Tranche Liability as of December 31, 2024	$3,417
Change in fair value of the Redeemable Convertible Preferred Stock Tranche Liability in March 2025	1,526
Settlement of tranche in March 2025	(4,943)
Fair value of the Redeemable Convertible Preferred Stock Tranche Liability as of September 30, 2025	$—

Short-term investments consist of fixed income U.S. Treasury securities and certificates of deposit with maturities primarily between three and twelve months. The U.S. Treasury securities and certificate of deposit investments are classified as held-to-maturity and are reported at amortized cost, plus any additional costs incurred, as of September 30, 2026 and December 31, 2025. The amortized cost and fair value of held-to-maturity securities approximated each other at September 30, 2026 and December 31, 2025.
During the three and nine months ended September 30, 2026 and 2025, there were no transfers between level 1, level 2 and level 3.
6. Equity Based Compensation
Stock-based compensation expense is included in the accompanying condensed statements of operations and comprehensive loss and is allocated to operating expenses based on the function of the related employee. Total stock-based compensation expense for the three and nine months ended September 30, 2026 was $2.3 million and $6.1 million, respectively, and was $0.9 million and $1.9 million, respectively, for the three and nine months ended September 30, 2025. Of these amounts, $0.8 million and $2.1 million for the three and nine months ended September 30, 2026, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2025, respectively, were recorded to research and development expenses. $1.5 million and $4.0 million for the three and nine months ended September 30, 2026, respectively, and $0.6 million and $1.2 million for the three and nine months ended September 30, 2025, respectively, were recorded to general and administrative expenses.
The fair value of each option grant during the three and nine months ended September 30, 2026 and 2025 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2026			2025			2026			2025
Expected volatility	78	-	79%	70%			78	-	79%	60	-	80%
Dividend yield	0%			0%			0%			0%
Risk free interest rates	4.35	-	4.66%	3.97	-	4.18%	3.87	-	4.66%	3.97	-	4.32%
Expected term (years)	6.5	-	7	7			6.5	-	7	6	-	7

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
Prior to the IPO, the estimated fair value of the Company’s common stock was determined by the Company’s management and board of directors and considered valuation estimates from a qualified, independent third-party valuation firm.
Stock Option Activity
A summary of stock option activity for the nine months ended September 30, 2026 is as follows:

(in thousands, except share and per share data)	Number of Shares Underlying Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2026	3,405,906	$4.64	$19,279
Granted	1,595,444	16.83
Cancelled or expired	(56,859)	11.13
Exercised	(130,612)	0.85
Outstanding at September 30, 2026	4,813,879	$8.70	$83,290
Vested and expected to vest at September 30, 2026	4,813,879	$8.70	$83,290

The following table summarizes information concerning outstanding and exercisable stock options at September 30, 2026:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at September 30, 2026	4,813,879	$8.70	8.6
Exercisable at September 30, 2026	1,410,415	$3.60	7.6

The aggregate intrinsic value of exercisable options at September 30, 2026 was $31.6 million. As of September 30, 2026, unrecognized compensation cost related to non-vested options was $26.6 million, and the weighted average period over which this amount is expected to be recognized is 2.5 years. The weighted average grant date fair value of stock options granted during the three and nine months ended September 30, 2026 was $16.28 per share and $12.40 per share, respectively. The weighted average grant date fair value of stock options during the three and nine months ended September 30, 2025 was $5.99 per share and $5.65 per share, respectively.
7. Commitments and Contingencies
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and short-term investments. Management mitigates such potential risks by maintaining the Company’s cash equivalents and short-term investment balances with entities that management believes possess high-credit quality. As of September 30, 2026 and December 31, 2025, the Company had $51.0 million and $18.9 million, respectively, on deposit that was not federally insured or insured by the Securities Investor Protection Corporation.
University of Colorado License Agreement
In March 2020, the Company entered into a license agreement with the Regents of the University of Colorado, which was amended in December of 2020, May of 2023 and October of 2025, under which the Company obtained an exclusive, royalty-bearing, sublicensable, worldwide license under a patent application co-owned by the University of Colorado and the Company relating to an intra-ocular drug dispenser and all patents claiming priority to such patent to develop, manufacture, and commercialize products for use in the treatment of various ophthalmic diseases (such products, the Licensed Products). The Company has the right to grant sublicenses to third parties.
The Company is required to reimburse the University of Colorado for costs incurred in applying and maintaining patents, which are recorded as a research and development expense as incurred. The Company is also required to pay the maintenance fees on an annual basis as of each of the anniversary dates from the effective date. The Company expenses this annual license fee to research and development. The Company is required to make payments to the University of Colorado for contingent milestones achieved in the development and commercialization process. The future contingent milestone payments under the Agreements made prior to FDA approval (or the equivalent) are considered contingent upon future research and development outcomes and will be expensed to research and development when issuable. If milestones are achieved, the milestone payment related to FDA approval and any subsequent milestone payments will be capitalized and then amortized over the remaining life of patents licensed from the University of Colorado. In addition, the Company is required to pay future royalty payments. The future royalty payments are contingent consideration and should be recorded when payment is probable and estimable. These payments will only be made if commercialization of the Licensed Product(s) is achieved. Therefore, the Company will record royalty payable if or when commercialization is completed and revenues associated with the Licensed Product are estimable and probable. Additionally, the Company must pay the University of Colorado a percentage of the sublicense income received if the Company decides to sublicense their rights to the Licensed Patents.
The Company recorded no research and development expense under the agreement for the three months ended September 30, 2026 and recorded $0.1 million for the three months ended September 30, 2025. Research and development expense under the agreement was $0.1 million and $0.2 million for the nine months ended September 30, 2026 and 2025, respectively.
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
On June 12, 2026, Glaukos filed a motion to dismiss the counterclaims the Company asserted against it. On July 6, 2026, the Company filed its amended answer and counterclaims against Glaukos. On July 20, 2026, Glaukos filed a motion to dismiss the amended counterclaims the Company asserted against it, which the Company opposed on September 4, 2026, and which Glaukos replied to on September 14, 2026. On July 27, 2026, the Company filed its second amended answer and counterclaims against Glaukos after the Court denied the Company’s motion to dismiss Glaukos’s inducement of breach of contract claim against the Company. The hearing on Glaukos’s motion to dismiss the amended counterclaims the Company asserted against it is now scheduled for November 30, 2026.
Although the Company believes it has meritorious defenses, vehemently denies the allegations and intends to continue to defend the case vigorously, the outcome of this matter is inherently uncertain. If this matter is decided against the Company, the Company could be required to pay significant damages. The Company has also incurred, and will continue to incur during the pendency of this litigation, significant costs. Considerable judgment is required to determine both the likelihood of a loss and the estimated amount of any such loss. Based on management’s review of the facts and circumstances currently available, the Company currently believes that the likelihood of loss is more than remote but less than probable, and is unable to estimate a possible loss or range of possible loss for this legal proceeding due to many factors, including the current state of the litigation proceedings, the pending filing of, and the Court’s future ruling on, any dispositive motions, and the uncertainty of jury deliberations. For the foregoing reasons, management does not believe that a loss is probable, and no accrual has been recorded related to this matter as of September 30, 2026, and December 31, 2025.
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
Guarantees and Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for certain indemnifications. The Company’s exposure under these agreements is unknown because any such claims may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2026 and December 31, 2025, the Company does not have any material indemnification claims that were probably or reasonably possible and consequently have not recorded related liabilities.
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

Additional balance sheet information related to the operating leases at September 30, 2026 and December 31, 2025 are as follows:

(in thousands)	September 30, 2026	December 31, 2025
ROU asset	$1,401	$1,552
Lease liabilities, current	—	—
Lease liabilities, non-current	1,609	1,582

The components of operating lease expense for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost (net of lease modification)	$(25)	$162	$150	$484
Short-term and variable lease cost	47	32	61	99

Variable lease costs were immaterial for each of the three and nine months ended September 30, 2026 and 2025. Rent expense for the three and nine months ended September 30, 2026 was $21.2 thousand and $0.2 million, respectively, which is presented net of gain on lease modification costs of $0.1 million for the three and nine months ended September 30, 2026. Rent expense for the three and nine months ended September 30, 2025 was $0.2 million and $0.6 million, respectively.
Supplemental cash flows information related to leases for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025
Cash paid for amounts included in the measurement of operating lease liabilities	$96	$608
ROU asset in exchange for lease liability	$—	$—
Weighted average remaining lease term (years)	6.8	5.8
Weighted average incremental borrowing rate	6.42%	6.52%

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

As per ASC 740-270, the Company’s interim tax provision is computed based on the estimated annual effective tax rate approach. The estimated annual effective tax rate approach is used to determine the tax related to ordinary income unless certain exceptions apply. The Company records a valuation allowance to reduce its deferred taxes to the amount it believes is more likely than not to be realized. In making such determination, the Company considers all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence, such as cumulative losses in recent years. Based upon the Company’s review of all positive and negative evidence, the Company continues to have a full valuation allowance on its deferred tax assets as of September 30, 2026.

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

There was no income tax provision for each of the three and nine months ended September 30, 2026 and 2025. The effective tax rate was 0% for each of the three and nine months ended September 30, 2026 and 2025, and differs from the statutory federal income tax rate due to the deferred tax assets being subject to a full valuation allowance.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into federal law. The OBBBA included multiple provisions applicable to U.S. income tax for businesses, including bonus depreciation for qualified tangible property, immediate expensing of research expenditures, and updates to the calculation of disallowed interest. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The Company evaluated the enacted provisions of the OBBBA during the nine months ended September 30, 2026, and concluded that the act’s provisions do not have a material impact on the Company’s estimated annual effective tax rate or condensed financial statements due to the full valuation allowance.
9. Related Party Transactions
Dr. Malik Y. Kahook, the Company’s co-founder, board chair, and chief medical officer, is a party to a services agreement with the Company and the University of Colorado Medicine, pursuant to which he provides services to the Company in connection with the responsibilities associated with his positions. Such service expenses are recorded within general and administrative operating expenses given the executive management and corporate governance related nature of Dr. Kahook’s positions. In conjunction with this agreement, the Company paid the University of Colorado Medicine $0.1 million and $0.3 million during the three and nine months ended September 30, 2026, respectively, and $0.1 million and $0.2 million during the three and nine months ended September 30, 2025, respectively. The terms of the services agreement, which automatically renews each year, were approved by the Company’s board of directors. There was $0 and $25.0 thousand payable to the University of Colorado Medicine under this agreement as of September 30, 2026 and December 31, 2025, respectively.
10. Defined Contribution Plan
The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who meet minimum age and eligibility requirements and allows participants to defer a portion of their annual compensation on a pretax and/or after-tax basis. Company contributions to the plan may be made at the discretion of the Company’s board of directors. There were no contributions made by the Company during each of the three and nine months ended September 30, 2026 and 2025.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Net loss and comprehensive loss	$(24,253)	$(9,816)	$(57,935)	$(27,314)
Basic and diluted weighted-average shares outstanding	33,451,025	2,166,976	28,989,007	2,224,482
Basic and diluted net loss per share	$(0.73)	$(4.53)	$(2.00)	$(12.28)

As of September 30, 2026, the Company’s stock-based compensation awards could have the most significant impact on diluted shares should the instruments represent dilutive instruments. However, securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price of stock options exceeds the average closing price of the Company’s shares of common stock during the period, because their inclusion would result in an anti-dilutive effect on the per share amounts.
The following amounts were not included in the calculation of net loss per diluted share for the periods presented because their effects were anti-dilutive at the end of each respective period:

	2026	2025
Stock options	4,813,879	2,989,853
Redeemable convertible preferred stock	—	20,341,968
Total	4,813,879	23,331,821

13. Subsequent Events
On October 1, 2026, the Company entered into a Stock Purchase Agreement (the Purchase Agreement) with Santen Holdings US, Inc., a California corporation (Seller), and Santen Pharmaceutical Co., Ltd., a Japanese Company (Parent), pursuant to which the Company acquired 100% of the outstanding equity securities (the Shares) of Advanced Vision Science, Inc., a California corporation (AVS), from Seller (the Acquisition) upon the closing of the transaction (the Closing). Prior to the Closing, AVS was the Company’s supplier of intraocular lenses.
The aggregate consideration paid by the Company at the Closing was based on a purchase price of $13.0 million, subject to customary post-Closing adjustments. The Purchase Agreement contains customary representations, warranties and covenants made by the Company and the Seller. Parent has guaranteed Seller’s obligations under the Purchase Agreement, including Seller’s indemnification obligations.
In connection with the Closing, AVS and Parent entered into an amended and restated supply and distribution agreement, pursuant to which AVS will continue to manufacture and supply intraocular lens products under the Eternity brand to Parent, and Parent was granted an exclusive right to sell such products in Japan on the terms set forth therein. In addition, AVS and Parent entered into cross license agreements pursuant to which AVS granted Parent a non-exclusive, non-sublicensable license under certain AVS intellectual property, and Parent granted AVS a non-exclusive license under certain Parent intellectual property, in each case to permit the parties to continue operating their respective businesses following the Closing.
The Company expects to report AVS on a consolidated basis as of October 1, 2026. The Acquisition is expected to qualify as a business combination under ASC 805 and accounted for using the acquisition method of accounting. Due to the limited time since the acquisition date and the effort required to assess the fair value of assets acquired and liabilities assumed, the initial accounting for the business combination is incomplete at the time of this filing. As a result, the Company is unable to provide the amounts recognized for the major classes of assets acquired and liabilities assumed, acquisition contingencies and goodwill. This information is expected to be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2026.

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
Our lead product candidate, the Bimatoprost Drug Pad-IOL System (BIM-IOL System), comprising novel, proprietary drug pads attached to our intraocular lens (IOL), is designed to be implanted during routine cataract surgery to reduce elevated intraocular pressure (IOP) in patients who have either open-angle glaucoma (OAG) or ocular hypertension (OHT). The BIM-IOL System being evaluated in Phase 3 clinical trials is designed to consistently deliver three years of bimatoprost, a prostaglandin analog (PGA) approved for topical use by the U.S. Food & Drug Administration (FDA) in 2001 for the reduction of elevated IOP in patients with OAG or OHT.
In October 2026, we reported that, in our first-in-human (FIH) feasibility clinical trial, evaluable patients who received the BIM-IOL System achieved a mean IOP reduction of 37% at 48 months with no product-related adverse events (AEs). 86% of evaluable patients were off all topical IOP-lowering drops at 48 months, which we believe highlights the potential for long-term independence from such medications. In our Phase 1/2 multicenter, randomized, controlled trial, which is evaluating the safety and efficacy of the BIM-IOL System, patients who received the BIM-IOL System in the 78 mcg and 39 mcg dose groups achieved mean IOP reductions of 37% and 36%, respectively, at three months and sustained similar rates of mean IOP reduction at twelve months. 97% of treated patients were off topical IOP-lowering drops at three and twelve months, and the BIM-IOL System was observed to be well tolerated at both three and twelve months. In July 2025, we initiated two registrational Phase 3 trials with our intended commercial dose of 78 mcg, each expected to enroll approximately 400 patients across 45 sites. We expect to complete enrollment in 2027 and, pending successful Phase 3 results, we plan to submit a 505(b)(2) New Drug Application (NDA) to the FDA in 2028. There is no guarantee that our trials will produce positive results or be consistent with past trial results, and FDA approval is not guaranteed and the regulatory process may take longer than anticipated.
In October 2026, we initiated enrollment of participants in a single-site FIH trial for our second system in development, a novel, non-bioerodible, non-IOL-based, ring-shaped, sustained-release implant, or BIM-DRS, which we are initially developing to consistently deliver up to seven years of bimatoprost. We believe the BIM-DRS could be implanted in a standalone procedure, enable retreatment of patients who had received the BIM-IOL System, and offer extended care for pseudophakic patients (patients who already have artificial IOLs) with OAG or OHT. This system is engineered to be removable and replaceable, potentially allowing for continuous care over a patient’s lifetime.
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
We have not generated any revenue from product sales and we have incurred recurring losses since our inception. Our net losses were $24.3 million and $57.9 million for the three and nine months ended September 30, 2026, respectively, and were $9.8 million and $27.3 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $162.7 million. We anticipate that our operating expenses and capital expenditures will increase substantially with our ongoing activities.
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
As of September 30, 2026, we had cash and cash equivalents and short-term investments of $215.8 million. We believe that the net proceeds from our IPO, together with our existing cash and cash equivalents and short-term investments at September 30, 2026, will be sufficient to fund our operating expenses and capital expenditure requirements through 2028. See “Liquidity and Capital Resources.”
Key Trends and Factors Affecting Comparability Between Periods
■We have built out, and are continuing to build out, our research and development team, and our research and development costs increased in 2026, relative to 2025, and we expect our research and development costs to continue to increase in 2026, relative to 2025, as a result of significant expenses related to the continued enrollment in our two Phase 3 trials. See Part I, Item 1 (Business) of our Annual Report on Form 10-K for the year ended December 31, 2025 for more information about the Phase 1/2 and Phase 3 trials.
■Following our acquisition of Advanced Vision Science, Inc. (AVS) on October 1, 2026, we anticipate that our research and development costs and our general and administrative costs will increase in the future as a result of costs of manufacturing, maintaining and operating AVS’s facilities, personnel and quality systems, together with the costs of integrating AVS into our operations. We also expect to receive revenue from the manufacturing and sale of intraocular lens products by AVS in future periods, including pursuant to an amended and restated supply and distribution agreement with Santen Pharmaceutical Co., Ltd. Any revenue we expect AVS to receive will be offset by the aforementioned costs and expenses and may result in our need for additional capital. For more information regarding the acquisition of AVS and the amended and restated supply and distribution agreement, see “Note 13 - Subsequent Events” to the unaudited condensed financial statements included elsewhere in this Quarterly Report.
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
In consideration for the rights granted by the License Agreement, we paid a one-time, non-refundable $0.1 million license fee in conjunction with the second amendment to the License Agreement on May 22, 2023, which was recorded as a research and development expense. We are also required to reimburse CU for costs incurred in applying and maintaining patents, which are recorded as research and development expense as incurred.
Under the License Agreement, we are required to pay CU an annual fee of $0.1 million, which is expensed to research and development. We are also required to pay to CU certain contingent milestone payments of up to $1.1 million for each of the first two Licensed Products under the License Agreement that achieve certain development and commercialization milestones. The future contingent payments required to be made prior to FDA approval (or equivalent) are considered contingent upon future research and development outcomes and will be expensed to research and development when issuable. If milestones are achieved, the milestone related to FDA approval and any subsequent milestone payments will be capitalized. In addition, upon commercialization of a licensed product as contemplated by the License Agreement, we will be required to pay low single digit royalty payments to CU (as provided in the License Agreement), subject to customary restrictions, which payments are considered contingent consideration and should be recorded when probable and estimable; we will also be required to pay to CU a percentage in the mid-twenties of any sublicense income.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following table presents the results of operations for the periods indicated:

	For the Three Months Ended September 30,
(in thousands)	2026	2025	Change	% Change
Operating expenses
Research and development	$10,034	$8,093	$1,941	24%
General and administrative	16,211	3,008	13,203	439%
Total operating expenses	26,245	11,101	15,144	136%
Loss from operations	(26,245)	(11,101)	(15,144)	136%
Other income
Interest income	1,992	1,285	707	55%
Total other income	1,992	1,285	707	55%
Loss before income tax	(24,253)	(9,816)	(14,437)	147%
Income tax provision	—	—	—	N/M
Net loss and comprehensive loss	$(24,253)	$(9,816)	$(14,437)	147%

Research and Development Expenses
Research and development expenses were $10.0 million for the three months ended September 30, 2026, an increase of $1.9 million, or 24%, from $8.1 million for the three months ended September 30, 2025. For the BIM-IOL System, IOL and drug supply costs decreased by $1.1 million, offset by a $1.0 million increase in contract research expenses related to the Phase 3 clinical trials. A $2.0 million increase was due to headcount and related expenses. Expenditures related to our BIM-IOL program represented substantially all of our research and development expenses during the periods presented.
General and Administrative Expenses
General and administrative expenses were $16.2 million for the three months ended September 30, 2026, an increase of $13.2 million, or 439%, from $3.0 million for the three months ended September 30, 2025. The increase was primarily driven by a $2.1 million increase in headcount and related headcount expenses, inclusive of facility and travel expenses, and an $11.1 million increase in legal and other professional services.
Other Income
Other income was $2.0 million for the three months ended September 30, 2026, an increase of $0.7 million, or 55%, from $1.3 million in other income for the three months ended September 30, 2025. The increase was primarily driven by a $0.7 million increase in interest income.

Comparison of the Nine Months Ended September 30, 2026 and 2025

	For the Nine Months Ended September 30,
(in thousands)	2026	2025	Change	% Change
Operating expenses
Research and development	$29,518	$21,478	$8,040	37%
General and administrative	34,103	6,343	27,760	438%
Total operating expenses	63,621	27,821	35,800	129%
Loss from operations	(63,621)	(27,821)	(35,800)	129%
Other income
Interest income	5,686	2,033	3,653	180%
Change in fair value of redeemable convertible preferred stock tranche liability	—	(1,526)	1,526	(100)%
Total other income	5,686	507	5,179	1,021%
Loss before income tax	(57,935)	(27,314)	(30,621)	112%
Income tax provision	—	—	—	N/M
Net loss and comprehensive loss	$(57,935)	$(27,314)	$(30,621)	112%

Research and Development Expenses
Research and development expenses were $29.5 million for the nine months ended September 30, 2026, an increase of $8.0 million, or 37%, from $21.5 million for the nine months ended September 30, 2025. For the BIM-IOL System, IOL and drug supply costs increased by $0.3 million, offset by a $0.5 million decrease in contract research expenses related to the Phase 1/2 clinical trials. An $8.2 million increase was due to headcount and related expenses. Expenditures related to our BIM-IOL program represented substantially all of our research and development expenses during the periods presented.
General and Administrative Expenses
General and administrative expenses were $34.1 million for the nine months ended September 30, 2026, an increase of $27.8 million, or 438%, from $6.3 million for the nine months ended September 30, 2025. The increase was primarily driven by a $6.1 million increase in headcount and related headcount expenses, inclusive of facility and travel expenses, and a $21.7 million increase in legal and other professional services.
Other Income
Other income was $5.7 million for the nine months ended September 30, 2026, an increase of $5.2 million, or 1,021%, from $0.5 million for the nine months ended September 30, 2025. The increase was primarily driven by a $3.7 million increase in interest income and a $1.5 million decrease in the loss from the change in fair value of Redeemable Convertible Preferred Stock Tranche Liability.
Liquidity and Capital Resources
We have incurred net losses each year since inception and, as of September 30, 2026, we had an accumulated deficit of $162.7 million. Our net losses were $24.3 million and $57.9 million for the three and nine months ended September 30, 2026, respectively, and were $9.8 million and $27.3 million for the three and nine months ended September 30, 2025, respectively. These losses have resulted principally from costs incurred in connection with research and development of our product candidates by conducting preclinical studies and clinical trials, building the SpyGlass Platform, professional fees and services, and recruiting management and technical staff to support these operations.
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
From inception through September 30, 2026, we have received funding gross proceeds of $0.7 million from our initial seed financing, $6.0 million from the sale of Series A redeemable convertible preferred stock, $27.5 million from the sale of Series B redeemable convertible preferred stock, $40.0 million from the sale of Series C-1 redeemable convertible preferred stock, $50.0 million from the sale of Series C-2 redeemable convertible preferred stock, $77.3 million from the sale of Series D redeemable convertible preferred stock, and $172.5 million from the sale of common stock in our IPO.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash (used in) provided by:
Operating activities	(44,404)	(23,366)
Investing activities	(1,062)	(12,368)
Financing activities	157,795	125,473
Net increase in cash and cash equivalents	$112,329	$89,739

Net Cash Used in Operating Activities
Our net cash used in operating activities primarily results from our net loss adjusted for non-cash expenses, changes in working capital components, amounts due to contract research organizations and clinical sites to conduct our clinical programs, manufacturing of drug product and employee-related expenditures for research and development and general and administrative activities. Our cash flow from operating activities will continue to be affected by spending to develop and pursue regulatory approval for our product candidates and commercialization activities, if approval is obtained. Our cash flow will also be affected by other operating and general administrative activities, including operating as a public company.
For the nine months ended September 30, 2026, cash used in operating activities was $44.4 million and resulted from our net loss of $57.9 million, offset by adjustments to reconcile net loss to cash and changes in assets and liabilities of $13.5 million.
For the nine months ended September 30, 2025, cash used in operating activities was $23.4 million and resulted from our net loss of $27.3 million, offset by adjustments to reconcile net loss to cash and changes in assets and liabilities of $3.9 million.
Net Cash Used in Investing Activities
Cash used in investing activities for the nine months ended September 30, 2026, was $1.1 million and primarily related to the purchase of $11.0 million of short-term investments and $5.1 million of property and equipment, offset by the redemption of $15.0 million of short-term investments.

Cash used in investing activities for the nine months ended September 30, 2025, was $12.4 million and primarily related to the purchase of $12.0 million of short-term investments and $0.4 million of property and equipment.
Net Cash Provided by Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2026, was $157.8 million and primarily related to $157.7 million in net cash proceeds from our IPO and proceeds of $0.1 million from the exercise of stock options.
Cash provided by financing activities for the nine months ended September 30, 2025 was $125.5 million and primarily related to $50.0 million in net cash proceeds from the sale of our Series C-2 redeemable convertible preferred stock, $77.1 million in net cash proceeds from the sale of our Series D redeemable convertible preferred stock, and proceeds of $0.1 million from the exercise of stock options, offset by the repurchase of common stock of $1.5 million and payments for deferred initial public offering costs of $0.3 million.
Future Funding Requirements
We believe that the net proceeds from our IPO, together with our existing cash and cash equivalents and short-term investments at September 30, 2026, will be sufficient to fund our operating expenses and capital expenditure requirements through 2028. However, our forecast for the period through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we currently expect.
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
■the cost of defending litigation and, if we do not prevail, the amount of any damages we are required to pay;
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
Until such time that we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be diluted, and the terms of these securities may include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, which could adversely impact our ability to conduct our business, and may require the issuance of warrants, which could potentially dilute the ownership interests of our stockholders. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. We may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2026 because of the material weakness in internal controls further discussed below.
In connection with the preparation of our financial statements for the three and nine months ended September 30, 2026 and the year ended December 31, 2025, we concluded that there was a material weakness in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. If one or more material weaknesses persist or if we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.
The material weakness that we identified was attributable to control deficiencies related to an insufficient complement of personnel with an appropriate level of technical knowledge for oversight of specialists and to create the proper environment for effective internal control over financial reporting, the lack of an effective risk assessment process, the lack of formalized processes and control activities to support the appropriate segregation of duties over the review of account reconciliations and journal entries, and the lack of monitoring and communication of control processes and relevant accounting policies and procedures. Management has and is taking steps to remediate the material weakness in our internal control over financial reporting, including hiring additional accounting personnel to assume transaction level responsibilities to appropriately segregate duties between preparers and reviewers, instituting an effective risk assessment process, and adopting a framework for control activities to support appropriate segregation of duties.
Changes in Internal Control over Financial Reporting
During the period covered by this Quarterly Report, management continued to implement measures designed to remediate the previously identified material weakness in our internal control over financial reporting. These measures included hiring additional accounting personnel to assume transaction-level responsibilities and enhance the segregation of duties between preparers and reviewers, implementing a formal risk assessment process, and adopting a framework for control activities designed to support appropriate segregation of duties.
These changes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. While management has adopted and is operating under the adopted control framework, the material weakness will not be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that the controls are designed and operating effectively.
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
■If we or our suppliers fail to comply with applicable manufacturing regulations, our manufacturing or distribution operations could be delayed or shut down and our business could be harmed.
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
■Our reliance on third parties to manufacture certain components of our product candidates and our limited experience operating a device manufacturing business increase the risk that we will not have sufficient quantities of our product candidates, or of sufficient quality, for clinical development and eventual commercialization or such quantities at an acceptable cost.
■We are vulnerable to any loss of use of our sole manufacturing facility.
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
We do not have any products approved for sale, we have not generated any revenue from the sale of products, and we have incurred significant net losses since our company’s formation. We have funded our operations primarily from the sale and issuance of redeemable convertible preferred stock and our IPO. Our net losses were $24.3 million and $57.9 million for the three and nine months ended September 30, 2026, respectively, and were $9.8 million and $27.3 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $162.7 million. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
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
Our future success is dependent on our ability to timely complete clinical trials, obtain marketing approval for and successfully commercialize our lead product candidate, the Bimatoprost Drug Pad-IOL System (BIM-IOL System), which is comprised of novel, proprietary non-bioerodible drug pads attached to our non-bioerodible intraocular lens (IOL), designed to release three years of bimatoprost, the active pharmaceutical ingredient (API), a highly effective prostaglandin analog (PGA) that was approved by the FDA in 2001. The BIM-IOL System is designed to be implanted during routine cataract surgery to reduce elevated intraocular pressure (IOP) in patients undergoing cataract surgery who have either open-angle glaucoma (OAG) or ocular hypertension (OHT). We are investing significant efforts and financial resources in the research and development of the BIM-IOL System and the SpyGlass Platform generally. We completed enrollment in our Phase 1/2 clinical trial in November 2024 and are continuing to enroll in two registrational Phase 3 clinical trials. We expect to complete enrollment in 2027 and, pending successful Phase 3 results, we plan to submit a 505(b)(2) New Drug Application (NDA) to the FDA in 2028 to seek approval of the BIM-IOL System. We have no products approved for commercial sale and do not anticipate generating any revenue unless our BIM-IOL System or one of our other product candidates receives the regulatory approvals necessary for commercialization. Our ability to generate revenues from product sales will depend on our obtaining marketing approval for and commercializing any such approved product, and we cannot accurately predict when or if our BIM-IOL System or any of our other product candidates will be found safe and effective in humans for our proposed indications or whether our BIM-IOL System or any other such product candidates will receive marketing approval in any jurisdiction. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA and comparable foreign regulatory authorities, as applicable, and we may never receive such marketing approvals.
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
As of September 30, 2026, we had cash and cash equivalents and short-term investments of $215.8 million. We believe that the estimated net proceeds from our IPO, together with our existing cash and cash equivalents and short-term investments, will be sufficient to fund our operating expenses and capital expenditure requirements through 2028. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities.
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
We may be subject to claims that our current or former employees, contractors, or other third parties have an ownership interest in our current or future patents, patent applications, or other intellectual property rights, including as an inventor or co-inventor. We may be subject to ownership or inventorship disputes in the future arising, for example, from conflicting obligations of employees, consultants, or others who were or are involved in developing our product candidates, services, or technologies. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our BIM-IOL System or our other our product candidates or as a result of questions regarding co-

ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship and/or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. There is no guarantee of success in defending these claims, and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such challenges may also result in our inability to develop, manufacture or commercialize our technologies, our BIM-IOL System and our other and product candidates without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future technologies and product candidates. Even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees. Any of the foregoing could adversely affect our business, financial condition, results of operations and prospects.
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
There has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, to review the relationship between pricing and manufacturer patient programs, and to reform government program reimbursement methodologies for pharmaceutical products. For example, in August 2022, Congress passed the Inflation Reduction Act of 2022 (IRA), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. In January 2026, CMS launched the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model), which aims to ensure fair and reasonable drug prices for Medicaid through CMS-led negotiations with drug manufacturers. Under the GENEROUS Model, manufacturers will provide supplemental rebates to participating states for drugs included in the model to align Medicaid net prices with what certain other countries pay. The GENEROUS Model is voluntary for manufacturers and states. In October 2026, CMS published the Global Benchmark for Efficient Drug Pricing (GLOBE) Model Final Rule, which will implement a mandatory Medicare Part B five-year demonstration payment model that will require manufacturers of certain high-spend Part B drugs and biologicals to pay rebates to CMS tied to international drug prices for those products. The final rule added exclusions for orphan-only drugs, cellular and gene therapy products, and plasma-derived products, and delayed the start of the first performance year to April 1, 2027. CMS also noted that it intends to waive GLOBE’s mandatory participation requirements for manufacturers in any calendar quarter during which they are participating in the GENEROUS Model. U.S. government’s implementation of the most-favored-nation prescription drug pricing policies, such as the GENEROUS and the GLOBE Models, can materially impact cross-border collaborations and licensing arrangements, including reduced financial returns on products, increased regulatory obligations under U.S. MFN policies, and increased antitrust risks.

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
If we fail to comply with environmental, health and safety laws and regulations, including at the manufacturing facility operated by our recently acquired subsidiary, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business.
We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the manufacturing, handling, use, storage, treatment and disposal of hazardous materials and wastes. As a result of our acquisition of Advanced Vision Science, Inc. (AVS), our subsidiary now operates a manufacturing facility in Goleta, California, which has increased our exposure to these laws. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. Under certain environmental laws, owners and operators of facilities can be held liable for contamination regardless of fault, including contamination that occurred before we acquired the facility. AVS may become responsible for investigating or remediating contamination at the Goleta facility, and our rights to indemnification from the seller of AVS may not cover those costs. We also could incur significant costs associated with civil or criminal fines and penalties.
Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of hazardous and flammable materials, including chemicals and biological materials, or in connection with ownership or operation of the AVS facility. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development, manufacturing or commercialization efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.
If we or our suppliers fail to comply with the FDA’s Quality Management System Regulation (QMSR), cGMP requirements or other applicable manufacturing regulations, our clinical development timeline, regulatory approval, manufacturing and/or distribution operations could be materially delayed or interrupted, and our business could be harmed.
Our manufacturing processes (including those of AVS) and those of our third-party component suppliers or contractors are required to comply with the applicable requirements of FDA’s QMSR and/or cGMP, which include requirements relating to the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products intended for use in the U.S. We are also subject to similar state requirements and licenses, and to ongoing ISO 13485 compliance in our operations with respect to the device component of our combination product candidates, including design and manufacturing controls. In addition, we must engage in extensive recordkeeping and reporting and must make available our facilities and records for periodic unannounced inspections by governmental agencies, including the FDA, state authorities, and applicable agencies in other countries where we conduct business. If we or any of our suppliers or contractors fail to meet the regulatory requirements or a regulatory inspection, our operations and our manufacturing process could be interrupted. Failure to take timely and adequate corrective action in response to an adverse regulatory inspection finding could result in, among other things, delayed approval of our product candidates, a shutdown of our manufacturing or product distribution operations, significant fines, suspension of marketing clearances and approvals, warning letter, seizures or recalls of our products, operating restrictions and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our products and our clinical trials.
The FDA has broad post-market and regulatory enforcement powers. Our contract manufacturers and suppliers are subject to FDA regulation, including our subsidiary AVS, which is subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Public Health (CDPH) with respect to the products and components manufactured at AVS. If AVS fails to comply with the QMSR and other regulations applicable to AVS’s operations, its exposure to liability or disruptions to its operations could impact our clinical trials and our ability to obtain regulatory approval, which could harm our business.
If we or our suppliers and contractors do not remain in material compliance with applicable QMSR and/or cGMP requirements, or if the FDA or any applicable regulatory authority or notified body inspects any of our facilities (including the AVS facility) and discover compliance problems, we will be exposed to increased liability and may have to cease manufacturing and product distribution until we can take the appropriate remedial steps to correct adverse findings or deficiencies. Taking corrective action may be expensive, time consuming, divert resources from other programs and become disruptive to the management team, and if we experience a delay at our manufacturing facility, we may be unable to produce our product candidates, including IOLs for our clinical trials, which would significantly delay our clinical development timelines, our ability to obtain regulatory approval, and harm our business.
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
As of September 30, 2026, we had 88 full-time employees. We will need to expand our organization, and we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
We contract with third parties for the manufacture of certain components of our product candidates for preclinical studies and our ongoing clinical trials and expect to continue to do so for additional clinical trials and ultimately for commercialization We have only recently begun manufacturing the IOL component of our product candidates through our subsidiary AVS. This reliance on third parties and our limited experience operating a device manufacturing business increase the risk that we will not have sufficient quantities of our product candidates for clinical development or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
Prior to October 1, 2026, we did not own any manufacturing facilities. On that date, we acquired AVS, our former supplier of IOLs, and we now own and operate a facility in Goleta, California where IOLs are manufactured. We have limited experience owning and operating a device component manufacturing business, and we may not be able to operate AVS successfully, timely, or in compliance with applicable device requirements. We do not currently have internal capability to manufacture the non-IOL components of our product candidates, which we continue to manufacture at our CMOs. In addition to manufacturing certain components of our product candidates for clinical development at our subsidiary AVS and contract with one or more CMOs for remaining components, we source materials used in our product candidates from third parties and formulate them in a proprietary manufacturing process that we developed. We seek to strategically maintain sufficient levels of inventory to help mitigate supply disruption, to accommodate varying demand mix and to achieve more efficient volume-based pricing on our components; however, we may not be accurate in our estimates, which could result in insufficient inventory to meet clinical demand or excess inventory. If we were to experience an unexpected loss of supply of any of our product candidates or any of our future product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials.
We expect to continue to rely on third-party manufacturers for the commercial supply of certain aspects of our product candidates for which we obtain marketing approval. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing components of product candidates for us and willing to do so. We may be unable to maintain or establish required agreements with third-party manufacturers of such components of our product candidates or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
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
Our CMOs’ manufacturing facilities may also be unable to comply with our specifications, cGMP, or with other FDA, state, and foreign regulatory requirements. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of product candidate that may not be detectable in final product testing. If we or our CMOs are unable to reliably produce product candidates to specifications acceptable to the FDA or other regulatory authorities, or in accordance with the strict regulatory requirements, we may not obtain or maintain the approvals we need to commercialize such product candidates. For example, manufacturing facilities generally must submit to FDA pre-approval inspections that will be conducted after we submit marketing applications, including our planned NDAs, to the FDA. The FDA may inspect our AVS facility in connection with those applications, and any inability on the part of us or our CMOs to successfully complete such pre-approval or other inspections could delay or prevent commercialization of our product candidates. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Deviations from manufacturing requirements may further require remedial measures that may be costly and/or time-consuming for us or a third party to implement and may include the temporary or permanent suspension of a clinical trial or, if approved, commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business, financial condition, results of operations, and prospects.
Even to the extent we use and continue to use CMOs, we are ultimately responsible for the manufacture of our products and product candidates. In addition, as the owner and operator of AVS, we are directly responsible for AVS’s compliance with the FDA and other regulatory requirements applicable to the manufacture of our IOLs and any other products it manufactures, including those it supplies to third parties. A failure to comply with these requirements may result in regulatory enforcement actions against our manufacturers or us, including fines and civil and criminal penalties, which could result in imprisonment, suspension or restrictions of production, injunctions, delay or denial of product approval or supplements to any approved products, clinical holds or termination of clinical trials, warning or untitled letters, regulatory authority communications warning the public about safety issues, refusal to permit the import or export of such products, product seizure, detention, or recall, operating restrictions, suits under the civil False Claims Act, corporate integrity agreements, consent decrees, or withdrawal of product approval.
Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and prospects.
We may not realize the anticipated benefits of our acquisition of AVS, and if we engage in additional acquisitions, in-licensing or strategic partnerships in the future, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.
On October 1, 2026, we entered into a Stock Purchase Agreement with Santen Holdings US, Inc., a California corporation, and Santen Pharmaceutical Co., Ltd., a Japanese Company. pursuant to which the Company acquired 100% of the outstanding equity securities of AVS, from Seller upon the Closing of the transaction.
The aggregate consideration paid by us at the Closing was based on a purchase price of $13.0 million, subject to customary post-Closing adjustments.

This was our first acquisition. AVS manufactures IOLs and lens materials and, prior to the Acquisition, was our supplier of IOLs. AVS also manufactures and supplies IOLs to the Parent for sale in Japan, licenses its lens material to Bausch + Lomb and manufactures products for other IOL companies.

We may engage in additional acquisitions and strategic partnerships in the future, including additional licensing arrangements with third parties or acquiring complementary products or product candidates, intellectual property rights, technologies or businesses, joint ventures or other collaborations. Any acquisition or strategic partnership, including our acquisition of AVS, may entail numerous risks, including:
■increased operating expenses and cash requirements;
■the assumption of indebtedness or contingent liabilities;
■the issuance of our equity securities which would result in dilution to our stockholders;
■assimilation of operations, including manufacturing operations and quality systems, intellectual property, products and product candidates of an acquired company, including difficulties associated with integrating new personnel;
■the diversion of our management’s attention from our existing product candidates and initiatives in pursuing such an acquisition or strategic partnership or in order to manage a collaboration or develop acquired products, product candidates, or technologies;
■retention of key employees, including key personnel at AVS, the loss of key personnel, and uncertainties in our ability to maintain relationships with key suppliers, manufacturers or customers and any other key business relationships of any acquired business;
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
With respect to AVS, we may not realize the anticipated benefits of the acquisition, and we may encounter difficulties integrating AVS, retaining its personnel and maintaining its customer relationships. We may also become subject to liabilities of AVS that were unknown to us, including regulatory, environmental and product liability matters arising from its pre-Closing operations. Our rights to indemnification under the Purchase Agreement, which is guaranteed by the Parent, may not fully cover those liabilities.
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
We are vulnerable to any loss of use of our sole manufacturing facility.
Our sole IOL manufacturing facility, operated by our subsidiary AVS, is located in Goleta, California. If the Goleta facility suffered a disruption, shutdown or catastrophic loss due to fire, flood, earthquake, terrorism or other natural or man-made disasters, or manufacturing challenges such as equipment or IT failure, it could have a material adverse effect on our operations. The facility is located in a region subject to wildfires and where earthquakes could cause catastrophic loss.
In the event of a temporary or protracted loss of the facility or its equipment, we might not be able to transfer IOL manufacturing to another facility or to a third party. Even if we could, the shift would likely be expensive and time-consuming, because any new facility would need to comply with applicable regulatory requirements and be inspected and qualified, and we may need regulatory approval before IOLs manufactured there could be used for clinical or commercial supply.

AVS supplies the IOLs used in our Phase 3 clinical trials and, if approved, we expect it to supply our commercial product. A disruption could therefore leave us without sufficient quantities of our product candidates to meet our clinical trial requirements, delay our trials or, if our product is approved, reduce our sales. AVS is also obligated to supply IOLs to Santen and other customers and licenses lens material to Bausch + Lomb. A disruption could cause us to breach those obligations, lose customers or incur liability.
We maintain insurance for property damage and business interruption, but our insurance may not cover any particular loss, may exclude certain events such as earthquakes, or, if covered, may not be sufficient to reimburse us for losses or expenses we may suffer.
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
In connection with the preparation of our financial statements included elsewhere in this Quarterly Report, we concluded that there was a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of our financial statements will not be prevented or detected on a timely basis. If one or more material weaknesses persist or if we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected. In particular, we concluded that we had control deficiencies related to an insufficient complement of personnel with an appropriate level of technical knowledge for oversight of specialists and to create the proper environment for effective internal control over financial reporting, the lack of an effective risk assessment process, the lack of formalized processes and control activities to support the appropriate segregation of duties over the review of account reconciliations and journal entries, and the lack of monitoring and communication of control processes and relevant accounting policies and procedures. Management has and is taking steps to remediate this material weakness in our internal control over financial reporting, including hiring additional accounting personnel to assume transaction level responsibilities to appropriately segregate duties between preparers and reviewers, instituting an effective risk assessment process, and adopting a framework for control activities to support appropriate segregation of duties.
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
While we have adopted and are operating under the adopted control framework and are taking measures to test and ensure the control environment is designed and operating effectively, we cannot assure you that the measures we have taken to date and other remediation and internal control measures we implement in the future will be sufficient to remediate our material weakness or prevent future material weaknesses. We may discover additional weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
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
Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and external processing and storage systems (e.g., cloud), and those of our third-party CROs, other contractors (including sites performing our current or future clinical trials) and consultants and other third-party service providers, these systems are from time to time vulnerable to breakdown or other damage, disruption or interruption from service interruptions, system malfunction, power outages, natural disasters, global pandemics, terrorism, vandalism, war (such as the ongoing conflicts in the Middle East and between Ukraine and Russia) and telecommunication and electrical failures, as well as security breaches and incidents arising from or caused by inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, viruses, denial-of-service attacks, phishing attacks and other forms of social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to unauthorized access to or disruption of our or third-party systems used in our business and unauthorized access to, misuse, disclosure, loss, destruction, alteration, dissemination or other processing of, or damage to, our data, including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information. Several companies have also experienced an increase in phishing and social engineering attacks from third parties in recent years. For example, in June 2025, we received fraudulent wire instructions from a bad actor impersonating a third-party vendor, which resulted in our use of incorrect banking information to wire an immaterial amount of funds. Our employees primarily work from the corporate office but also have the ability to work in a hybrid model in our offices and from home, and we may need to adjust our working model from time to time. As a result, we have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. Additionally, new and evolving technologies, including artificial intelligence technologies that facilitate the identification and exploitation of security vulnerabilities, may increase cyber security and data security risks. While we implement controls designed to reduce the risk of a resulting security breach or other security incident, we may experience security breaches and incidents, and there is no guarantee that the measures we have implemented will be adequate to safeguard all systems and data, especially with an increased number of employees working from home or in a hybrid model where it is more difficult for us to monitor our employees.
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
Prior to our IPO, there was no public market for our common stock. Although our common stock is listed on the Nasdaq Global Select Market under the symbol “SGP,” an active trading market for our common stock may not develop, or if it is developed, may not be sustained and the trading market may be limited. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.
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
As of November 2, 2026, our directors, executive officers, holders of more than 5% of our common stock and their respective affiliates beneficially owned, in the aggregate, approximately 81% of the shares of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors, amendments of our organizational documents and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company and might affect the market price of our common stock.
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
As of November 2, 2026, we had 33,457,450 shares of common stock outstanding. All of these shares are currently freely tradable without restriction in the public market, other than shares held by our affiliates.
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
Our operations are concentrated in one location, and we or the third parties upon whom we depend, may be adversely affected by a wildfire and earthquake or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
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
Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments, and persons targeted by U.S. sanctions. U.S. sanctions that have been or may be imposed may impact our ability to continue activities at future clinical trial sites within regions covered by such sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. These export and import controls, and economic sanctions could also adversely affect our supply chain.
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
As of December 31, 2025, we had U.S. federal and state net operating loss (NOL) carryforwards of $76.5 million and $5.0 million, respectively, which may be available to offset future taxable income for U.S. income tax purposes. The U.S. federal NOL carryforwards may be carried forward indefinitely. State NOL carryforwards begin to expire in 2029, unless previously utilized. In addition, we had U.S. federal and state tax credit carryforwards totaling $3.3 million and $4.2 million, respectively. The U.S. federal tax credit carryforwards will begin to expire in 2039 unless previously utilized. The state tax credit carryforwards may be carried forward indefinitely.

Under current law, U.S. federal NOLs generated in taxable periods beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such NOL carryforwards in a taxable year is limited to 80% of current year taxable income (with certain adjustments). Many state jurisdictions conform to federal law for this purpose or have other provisions that limit the deductibility of state NOL carryforwards in a taxable period. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code) U.S. federal NOL carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership of equity by more than 50 percentage points (by value) within a rolling three-year period. To the extent we have experienced or will experience an ownership change(s) (which may be outside of our control), our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited. If we earn taxable income, such limitations could result in increased future income tax liability to us, and our future cash flows could be adversely affected.
We may be subject to adverse legislative or regulatory tax changes that could negatively impact our financial condition.
We are, or may become, subject to income and non-income taxes in the United States under federal, state, and local jurisdictions in which we may operate. The rules dealing with U.S. federal, state, and local income and non-income taxation are constantly under review by persons involved in the legislative process and by the U.S. Internal Revenue Service (IRS), the U.S. Treasury Department and other applicable tax authorities. Changes to tax laws (which changes may have retroactive application) or in their implementation or interpretation could adversely affect us or our stockholders. We continually assess the impact of various tax reform proposals in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we will make about our future taxable income. For example, U.S. federal income tax legislation commonly referred to as the “One Big Beautiful Bill Act” (OBBBA) was enacted in July 2025. The OBBBA did not have a material impact on our financial statements for the period ended September 30, 2026, and for the year ended December 31, 2025. We continue to evaluate the implications of this legislation on future periods. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. Any such changes, among others, may adversely affect our effective tax rate, results of operations, and general business conditions.

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
As of September 30, 2026, we had cash and cash equivalents and short-term investments of $215.8 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and short-term investments since September 30, 2026, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and short-term investments or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds
All of the shares of common stock issued and sold in our IPO were registered under the Securities Act, pursuant to a registration statement on Form S-1 (File No. 333-292779), which was declared effective by the SEC on January 30, 2026. There has been no material change in the intended use of proceeds from our IPO as described in our prospectus dated February 5, 2026 (File No. 333-292779), as filed with the SEC on February 6, 2026 pursuant to Rule 424(b)(4) under the Securities Act.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2026	SPYGLASS PHARMA, INC.
	By:	/s/ Jean-Frédéric Viret, Ph.D.
Jean-Frédéric Viret, Ph.D.
Chief Financial Officer
(Principal Financial Officer and duly authorized on behalf of the registrant)